Form 10QSB
period 1995-09-30
HUNTER RESOURCES INC
filed 1995-11-20
CIK 31063

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                         Commission file number 1-1705

                             HUNTER RESOURCES, INC.
       (Exact name of small business issuer as specified in its Charter)


         Pennsylvania                               87-0205057
  (State of Incorporation)              (I.R.S. Employer Identification No.)


     600 East Las Colinas Blvd., Suite 1200, Irving, Texas         75039
             (Address of principal executive offices)            (Zip Code)


                                 (214) 401-0752
              (Registrant's telephone number, including area code)





         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                              -----            -----


         As of November 16, 1995, the Registrant had issued and outstanding 18,354,261 shares of Common Stock, Par Value $.10 Per Share.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   P A R T  I

                             FINANCIAL INFORMATION

                                     INDEX


Item 1.   CONSOLIDATED FINANCIAL STATEMENTS:

              Balance Sheet - September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . .  3

              Statements of Operations - Three and Nine Months Ended
                September 30, 1995 and September 30, 1994   . . . . . . . . . . . . . . . . . .  4

              Statements of Cash Flows -  Nine Months Ended
                September 30, 1995 and September 30, 1994   . . . . . . . . . . . . . . . . . .  5

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .  6 & 7


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . .  6 & 7

                   HUNTER  RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                                                               September 30,
                                                                                                    1995
                                                                                             -----------------
                                           ASSETS
                                           ------
CURRENT ASSETS:
   Cash                                                                                       $       87,000
   Notes and accounts receivable, net:  Trade (less reserve of $84,000)                              852,000
                                        Affiliates                                                    79,000
   Prepaids                                                                                           91,000
                                                                                              --------------
      TOTAL CURRENT ASSETS                                                                         1,109,000
                                                                                              --------------
PROPERTY AND EQUIPMENT:
   Oil and gas properties, full cost method                                                        8,780,000
   Pipeline                                                                                          674,000
   Other property                                                                                    218,000
                                                                                              --------------
                                                                                                   9,672,000
   Accumulated depreciation, depletion, amortization and impairment                               (4,934,000)
                                                                                              --------------
     PROPERTY AND EQUIPMENT, NET                                                                   4,738,000

Excess of cost of investments in subsidiaries over net assets acquired, net                          963,000
Accounts and notes receivable, net:   Trade                                                          -
                                      Affiliates                                                      86,000
Deposits and other assets                                                                              4,000
                                                                                              --------------
                                 TOTAL ASSETS                                                 $    6,900,000
                                                                                              ==============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities: Trade                                            $      957,000
                                             Affiliates                                               19,000
   Suspended revenue interests                                                                       733,000
   Notes payable, current                                                                            575,000
                                                                                              --------------
             TOTAL CURRENT LIABILITIES                                                             2,284,000
   Deferred income tax                                                                                 7,000
   Long-term debt, less current portion                                                            1,166,000
   Production Payment Liability (Non-Recourse)                                                       305,000
   Other Liabilities                                                                                  85,000
                                                                                              --------------
      TOTAL LIABILITIES                                                                            3,847,000
                                                                                              --------------
   Commitments and contingencies                                                                  -

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 1,000,000 shares authorized for each Class A,B,C;
        90,000 shares (Class A, Series 1) issued and outstanding                                      90,000
   Common stock, $.10 par value; 100,000,000 shares authorized;
        18,354,261 shares issued and outstanding                                                   1,835,000
   Capital in excess of par value                                                                  1,816,000
   Accumulated deficit                                                                              (668,000)
                                                                                              --------------
                                                                                                   3,073,000
   Less 22,000 shares of treasury stock at cost and Put stock                                        (20,000)
                                                                                              --------------
             TOTAL STOCKHOLDERS' EQUITY                                                            3,053,000
                                                                                              --------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    6,900,000
                                                                                              ==============

       The accompanying notes are an integral part of these statements

                   HUNTER RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                             ----------------------------    ----------------------------
                                                 1995             1994           1995            1994
                                             ------------    ------------    ------------    ------------
 REVENUES:
   Gas gathering and marketing               $     42,000    $    111,000    $    144,000    $    362,000
   Oil and gas sales                              270,000         156,000         708,000         450,000
   Oil field services and commissions             151,000         349,000         409,000         950,000
   Interest                                         6,000           7,000          20,000          20,000
   Other                                          161,000          15,000         271,000         132,000
                                             ------------    ------------    ------------    ------------
      TOTAL REVENUES                              630,000         638,000       1,552,000       1,914,000
                                             ------------    ------------    ------------    ------------

 EXPENSES:
   Purchases of natural gas                        24,000          63,000          83,000         213,000
   Pipeline operations                             14,000          (3,000)         41,000          58,000
   Lease operating                                130,000          99,000         329,000         299,000
   Cost of services                               112,000         182,000         299,000         526,000
   Depreciation, depletion,
      amortization and impairment                 108,000          77,000         284,000         242,000

   General and administrative                     154,000         186,000         349,000         510,000
   Interest                                        59,000          12,000         129,000          33,000
                                             ------------    ------------    ------------    ------------
      TOTAL EXPENSES                              601,000         616,000       1,514,000       1,881,000
                                             ------------    ------------    ------------    ------------

 INCOME  BEFORE INCOME TAXES                       29,000          22,000          38,000          33,000
 FEDERAL INCOME TAX                                   -               -                -               -
                                             ------------    ------------    ------------    ------------
 NET INCOME                                  $     29,000    $     22,000    $     38,000    $     33,000
                                             ============    ============    ============    ============

 NET INCOME PER SHARE
    (primary and fully diluted):
      *Less than $.01 per share                       *              *                *               *
                                             ============    ============    ============    ============




       The accompanying notes are an integral part of these statements.

                   HUNTER RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                         ---------------------------------------
                                                                                                1995                  1994
                                                                                         ------------------     ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 NET INCOME
    Adjustments to reconcile net income to net cash                                      $           38,000     $         33,000
      provided by operating activities:
    Gain on sale of assets
    Common stock issued for service                                                                 (27,000)             -
    Depreciation, depletion, amortization, and impairment                                           -                     63,000
    Reversal of allowances and payables                                                             284,000              242,000
    Change in assets and liabilities                                                               (200,000)             (47,000)
       (Increase) decrease in notes and accounts
           receivables, trade and affiliates
       (Increase) decrease in other assets                                                         (203,000)            (157,000)
       Increase (decrease) in accounts payable,                                                     (56,000)             (85,000)
           accrued liabilities and suspended revenue
    Total adjustments                                                                               522,000              132,000
                                                                                         ------------------     ----------------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                               320,000              148,000
                                                                                         ------------------     ----------------
                                                                                                    358,000              181,000
                                                                                         ==================     ================
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                                     77,000               22,000
    Additions to property and equipment                                                          (1,751,000)            (186,000)
    (Increase) decrease in long-term accounts receivable,
       trade and affiliate                                                                            6,000                1,000
    Other                                                                                           -                   (102,000)
                                                                                         ------------------     ----------------
 NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                            (1,668,000)            (265,000)
                                                                                         ==================     ================
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                                  2,604,000              116,000
    Increase (decrease) in other liabilities                                                        420,000               20,000
    Payments on long-term debt                                                                   (1,708,000)            (214,000)
    Proceeds from sale of common stock                                                               56,000              111,000
                                                                                         ------------------     ----------------
 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                             1,372,000               33,000
                                                                                         ==================     ================
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    62,000              (51,000)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      25,000               97,000
                                                                                         ------------------     ----------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $           87,000     $         46,000
                                                                                         ==================     ================



       The accompanying notes are an integral part of these statements

                    HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1995

(1)   MANAGEMENT'S REPRESENTATION

The consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine month periods then ended are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the financial position, results of operations and changes in cash flows for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1994 annual report on Form 10-KSB for Hunter Resources, Inc. (the "Company"). The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

(2)   SIGNIFICANT EVENTS

      MAGNUM PETROLEUM, INC. MERGER

On July 7, 1995, Hunter Resources, Inc. entered into a Letter of Intent to proceed with a business reorganization whereby Magnum Petroleum, Inc. (Commission File No. 1-12508, "Magnum") would acquire all of the assets of Hunter Resources, Inc. under a stock exchange. The Registrant, on July 21, 1995, announced the closing of a definitive agreement to combine with Magnum. Pursuant to the definitive agreement, Magnum has issued to Registrant 2,750,000 shares of newly issued restricted common stock of Magnum ("Magnum Shares") in exchange for all of the assets of the Registrant, subject to its liabilities. The Registrant's assets consisted of stock in wholly owned subsidiaries and interests in limited liability companies ("Hunter Subsidiaries").

Magnum intends to continue to use and manage the Hunter Subsidiaries and their underlying assets in the same manner as previously conducted by the Registrant. The companies considered the value of the underlying assets, future prospects, and the market value of Magnum's common stock in determining the consideration paid by Magnum in the exchange.

As a result of the issuance of the Magnum Shares to the Registrant, the Registrant is the owner of approximately 30.3% of Magnum's total issued and outstanding common stock. The Registrant intends to liquidate and distribute all of the Magnum Shares to its shareholders. A Special Meeting of the shareholders of the Registrant will be held to approve the transaction between the Registrant and Magnum and the subsequent liquidation of the Registrant. Officers, directors and other affiliates of the Registrant, representing over 50% of Registrant's issued and outstanding common shares, intend to vote in favor of the transaction. The Registrant has filed an Information Statement with the Securities and Exchange Commission and will provide such Information
Statement to its shareholders before the Special Meeting.   The Magnum Shares
and interests in the Subsidiaries are held in escrow pending shareholder approval of the transaction. Shareholders of Registrant are expected to receive one Magnum common share for every 7.234 common shares of Registrant redeemed, after registration of the Magnum Shares by Magnum. The common stock of Registrant will continue to trade on the Boston Stock Exchange and Over-The-Counter market until the time of the liquidation.

Lloyd T. Rochford, the current President, Chief Executive and Financial Officer and a director of Magnum, shall resign as an officer and remain as Chairman of the combined companies. Registrant directors to be appointed to the new board of the combined companies are Matthew C. Lutz as Vice Chairman, Gary C. Evans and James E. Upfield. Mr. Evans shall be appointed President and Chief Executive Officer of the combined companies. Mr. Lutz also will be appointed Exploration and Business Development Manager.

The Registrant and Magnum, through the Hunter Subsidiaries, have conducted their oil and gas operations and activities regarding energy related acquisitions in conjunction with one another.

    OTHER ITEMS

On April 7, 1994, the Company was awarded a Production and Services Management Contract between its wholly-owned subsidiary, Gruy Petroleum Management Co., and Oryx Energy Company ("Oryx"), for the management and operation of certain oil and gas producing properties. The contract, effective April 1, 1994, covered Oryx properties consisting of onshore producing properties in ten states, one gas processing plant, one offshore platform and two inland water platforms. The total number of wells in the management contract was approximately 400. These oil and gas properties were ultimately sold by Oryx and effective November 1, 1994, the contract terminated.

On March 31, 1995, the Company closed an acquisition of domestic producing oil and gas properties for $1.4 million from a Midland, Texas based independent. The purchase price was comprised of $1.2 million cash, $200,000 in restricted common stock of Hunter, and had an effective date of January 1, 1995. The properties are concentrated in four fields in West Texas and Eastern New Mexico and include ownership interest in 25 wells, 23 of which the Company or its subsidiary have assumed operations.

On August 21, 1995, the Company's wholly-owned subsidiary signed a definitive agreement for the purchase of four unregulated gas gathering systems. The systems are located in Texas, Louisiana and New Mexico. The total cash consideration is $1.2 million with closing scheduled for November 27, 1995. The acquisition has an effective date of August 1, 1995.

On October 18, 1995, the Registrant's wholly-owned subsidiary closed on an acquisition of the remaining 75 per cent ownership interest in an affiliated company from a joint venture partner. The purchase price of $1,075,287 consisted of a) $300,000 in cash, b) $300,000 represented by 85,131 shares of restricted common stock of Magnum valued at $3.52 per share and c) the assumption of existing bank indebtedness of $475,287. As additional consideration, 50,000 warrants to purchase common stock of Magnum were issued at exercise prices ranging from $4.00 to $4.50 per share. The effective date of the acquisition was July 1, 1995.

On October 25, 1995, the Registrant's wholly-owned subsidiary closed on an acquisition of domestic producing oil and gas properties. The purchase price was comprised of $2.107 million cash, funded by an existing bank line of credit, and $225,000 represented by 64,176 shares of restricted common stock of Magnum valued at $4.00 per share. The acquisition had an effective date of August 1, 1995.

On November 6, 1995, the Registrant's wholly-owned subsidiary entered into an increased $20 million revolving credit agreement with First Interstate Bank of Texas, N.A. ("FITX"). The previous line of credit was in the maximum amount of $10 million and was entered into by the Company prior to the business reorganization with Magnum. The new line of credit facility is secured by oil and gas properties and gas gathering system assets subject to a borrowing base determination established from time to time by FITX. The combined current borrowing base has been increased to $8.7 million with outstanding borrowings bearing interest at prime plus 1.5 percent.

On November 9, 1995, the Registrant's wholly-owned subsidiary closed on an acquisition of domestic producing oil and gas properties for approximately $4.5 million as adjusted for operations from the effective date (August 1, 1995) to closing date. The purchase price was comprised of $3.375 million of cash, funded by the Registrant's line of credit, and a note payable to the previous owner in the amount of $1.125 million secured by 610,170 shares of restricted common stock of Magnum.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. LIQUIDITY, CAPITAL RESOURCES AND LONG-TERM OBLIGATIONS.

During the nine months ended September 30, 1995, cash provided by operations was $358,000 compared to cash provided by operations of $181,000 for the nine months ended September 30, 1994. Investing activities during the first nine months of 1995 required net cash of $1,668,000 compared to $265,000 used during the comparable period in 1994. Required payments on indebtedness were $1,708,000, which included refinancing several existing loans. All loan payments to financial institutions were made on a timely basis. At the end of the second quarter, the Company was successful at closing a new financing (non-recourse) with an insurance company in the amount of $300,000. Repayment of the funds will be from the dedication of a fixed percentage of oil sales from four of the Company's producing properties that are not encumbered to any other financial institutions.

The Company's working capital position (before current portion of long-term debt) was a negative $600,000, as of the end of the quarter. The current liabilities of the Company include suspended revenue interest liabilities totaling $733,000, the ultimate timing of payment of which is unknown. Historically, the Company has operated with a working capital deficit and anticipates that in the immediate future it will continue to do so with such deficit financed by cash flow from operations and its existing credit line facilities when necessary.

As discussed in Note 2 to the financial statements, the Company is in the process of obtaining shareholder approval of the definitive agreement with Magnum. The Company and Magnum, through the Company's Subsidiaries, have conducted their oil and gas operations and activities regarding energy related acquisitions in conjunction with one another. Funding for these acquisitions have come from the Registrant's existing line of credit and the issuance in some instances of Magnum restricted common stock. The acquisitions should continue to increase monthly cash flows of the combined companies.

Management anticipates that the combined cash flow from oil and gas production, the property management and consulting business, gas gathering systems and the export management business, will be sufficient to make all required principal and interest payments on the Company's debt for the remainder of 1995.

RESULTS OF OPERATIONS.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The Company reported a profit of $431,000 from operations (before depletion, depreciation, amortization, interest expense, income tax expense, interest income, and gain or loss on sale of assets) for the nine months ended September 30, 1995, as compared to a profit from operations of $288,000 for the nine months ended September 30, 1994. The Company reported net income of $38,000 and $33,000 for the nine months ended September 30, 1995 and 1994, respectively.

Total revenues for the nine months ended September 30, 1995 decreased by $362,000 (approximately 19%) from the year earlier period. The decrease in revenues was due to a 60% decrease in gas gathering and marketing revenues and a 57% decrease in the Company's management and consulting business. Oil and gas revenues increased 57% due to acquisitions of producing oil and gas properties completed at fiscal year end 1994 and during the first six months of fiscal 1995. Management anticipates a continued greater shift in the revenue base of the Company in the future to oil and gas due to its increased property acquisition efforts. Other income rose substantially in the nine month period of 1995 as a result of the realization of certain nonrecurring items.

The Company's total expenses for the nine months ended September 30, 1995 decreased $367,000 or 20% compared to the similar period in 1994. The decrease in expenses includes a 61% and 29% decrease in purchases of natural gas and pipeline operations, respectively. Lease operating expense only increased 10% in 1995 over 1994 due to the additional oil and gas producing activities created from acquisitions completed in the first six months of 1995. The cost of services related to the Company's property management and consulting business declined $227,000 or 43%.

General and administrative expenses decreased by $161,000 or 32% during the first nine months of 1995, primarily due to the capitalization of certain acquisition related expenses and the elimination of costs associated with an investor marketing program that was expensed during the previous fiscal year. Interest expense rose $96,000 in the 1995 nine month period over the comparable 1994 period due to higher debt balances from the 1995 acquisitions and an increase in interest rates. Depreciation, depletion, amortization and impairment increased $42,000 to $284,000 for the nine months ended September 30, 1995 as a result of the increased production from the Company's acquisition program.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The Company reported a profit of $190,000 from operations (before depletion, depreciation, amortization, interest expense, income tax expense and interest income) for the three months ended September 30, 1995, as compared to a profit from operations of $104,000 for the three months ended September 30, 1994. The Company reported net income of $29,000 and $22,000 for the three months ended September 30, 1995 and 1994, respectively.

Total revenues for the three months ended September 30, 1995 decreased slightly from the year earlier period. Revenues in the current quarter included a 62% decrease in gas gathering and marketing revenues and a 57% decrease in the Company's management and consulting business. Oil and gas revenues increased $114,000 or approximately 73%. Management anticipates a continued greater shift in the revenue base of the Company in the future to oil and gas due to its increased property acquisition efforts. Other income rose substantially in the three month period of 1995 as a result of the realization of certain nonrecurring items.

The Company's total expenses for the three months ended September 30, 1995 decreased slightly compared to the similar period in 1994. Expenses in the current quarter included a 62% decrease in purchases of natural gas. The cost of services related to the Company's property management and consulting business declined $70,000 or 38%.

General and administrative expenses decreased by $32,000 or 17% during the third quarter, primarily due to capitalization of certain acquisition related expenses and the elimination of costs associated with an investor marketing program that was expensed during the previous fiscal year. Interest expense rose $47,000 in the 1995 three month period over the comparable 1994 period due to higher debt balances from the 1995 acquisitions and an increase in interest rates. Depreciation, depletion, amortization and impairment increased $31,000 (40%) to $108,000 for the three months ended September 30, 1995 as a result of the increased production from the Company's acquisition program.

DEFINITIONS

As used herein, the abbreviations listed below are defined as follows:

    Bbl. 42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.

    Mbbls.     Volume of one thousand barrels.

    Mcf.       Volume of one thousand cubic feet.

    Mmcf.      Volume of one million cubic feet.

    Bcf.       Volume of one billion cubic feet.

    BOE. Barrel of oil equivalent, determined as one barrel of crude oil or condensate or six thousand cubic feet of natural gas..

                                 P A R T  II

                              OTHER INFORMATION


ITEM 1.  Legal Proceedings

NONE

ITEM 2.  Changes in Securities.

NONE

ITEM 3.  Defaults Upon Senior Securities.

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders.

NONE

ITEM 5.  Other Information.

NONE

ITEM 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibit 11:  Computation of Net Income (Loss) Per Common Share.

     Exhibit 27:  Financial Data Schedule

(b) Reports on Form 8-K


        Item No.     Items Reported                         F/S Included                             Date Filed
        --------     --------------                         ------------                             ----------
            2        Letter of Intent to proceed            None                                     July 7, 1995
                     with business reorganization
        --------
            2        Closing of agreement to combine        None                                     July 21, 1995
                     and liquidate
        --------
            2        Acquisition of Assets                                                           September 26, 1995

            7        Financial Statements                   Schedule of Financial
                                                            Statements Attached
        --------
            2        Description of assets acquired         None                                     November 3, 1995

                       SCHEDULE OF FINANCIAL STATEMENTS



(a) Financial Statements of the Business Acquired:

         Accountants' Report
         Historical Summary of Revenue and Direct Operating Expenses for the
                 Years Ending March 31, 1994 and 1995
         Notes to Historical Summary of Revenues and Direct Operating Expenses for the Years Ended March 31, 1994 and 1995

(b) Pro forma financial information:

         Pro forma Consolidated Financial Information (unaudited)
         Pro forma Consolidated Statement of Operations (unaudited)
                 For the Twelve Months Ended December 31, 1994
         Pro forma Consolidated Statement of Operations (unaudited)
                 For the Three Months Ended March 31, 1995
         Notes to Unaudited Pro Forma Consolidated Statements of Operations

(c) Exhibits:

         Agreement to Acquire Assets

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HUNTER RESOURCES, INC.
                                            (REGISTRANT)


                                    BY:     /S/ GARY C. EVANS
                                            --------------------------------
                                            GARY C. EVANS, PRESIDENT

                                  DATE:     NOVEMBER 16, 1995



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name and Signature                        Title                              Date

 /S/ GARY C. EVANS                   CHAIRMAN, PRESIDENT
---------------------------------    CHIEF EXECUTIVE OFFICER,
GARY C. EVANS                        AND DIRECTOR                          NOVEMBER 16, 1995


 /S/ STEVEN P. SMART                 SENIOR VICE PRESIDENT AND
---------------------------------    CHIEF FINANCIAL OFFICER               NOVEMBER 16, 1995
STEVEN P. SMART



 /S/ DAVID M. KEGLOVITS              VICE PRESIDENT AND
--------------------------------     PRINCIPAL ACCOUNTING OFFICER          NOVEMBER 16, 1995
DAVID M. KEGLOVITS

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

11           Computation of Net Income (Loss) Per Common Share

27           Financial Data Schedule
