Form 10KSB
period 1995-12-31
HUNTER RESOURCES INC
filed 1996-05-03
CIK 31063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

                          Commission file number 1-1705

                             HUNTER RESOURCES, INC.
             (Exact name of Registrant as specified in its Charter)
     Pennsylvania                                      87-0205057
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              600 East Las Colinas Blvd.75039te 1200, Irving, Texas
                    (Address of principal exec(Zip Code)ces)

                                 (214) 401-0752
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                                                         Name of each exchange
         Title of each class                              on which registered
         --------------------------------------------------------------------
     Common Stock, Par Value $.10                         Boston Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    No          Yes X

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Revenues for the year ended December 31, 1995 were $2,967,000. [ X ]


     As of March 31, 1996, the Registrant had issued and outstanding 18,454,257 shares of Common Stock, Par Value $.10 Per Share. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1996 was at least $5,051,510.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                     1995 ANNUAL REPORT (S.E.C. FORM 10-KSB)

                                      INDEX

                       Securities and Exchange Commission
                           Item Number and Description


                                     PART I

Item 1 Business ...............................................................3
Item 2 Properties - Oil and Gas Operations ....................................7
Item 3 Legal Proceedings......................................................13
Item 4 Submission of Matters to a
                   Vote of Security Shareholders..............................14


                                     PART II

Item 5 Market for the Company's Common
                Stock and Related Matters.....................................15
Item 6 Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................15
Item 7 Consolidated Financial Statements and
                Unaudited Supplemental Information............................19
Item 8 Change in and Disagreements with Accountants
                on Accounting and Financial Disclosure........................20


                                    PART III

Item 9 Directors and Executive Officers
                of the Registrant.............................................21
Item 10 Executive Compensation................................................22
Item 11 Security Ownership of Certain Beneficial
                Owners and Management.........................................25
Item 12 Certain Relationships and Related Transactions........................26


                             PART IV AND SIGNATURES

Item 13 Exhibits, Financial Statement
                Schedules and Reports on Form 8-K.............................27
        Signatures............................................................29

                                    P A R T I

ITEM 1.  BUSINESS

     GENERAL DEVELOPMENT OF THE BUSINESS.
     ------------------------------------

     Hunter Resources, Inc. and Subsidiaries (hereinafter referred to as "Hunter"or the "Company", formerly Intramerican Corporation) was formed in 1922 for the purpose of exploring and developing mining properties (formerly as East Utah Mining Company) in Utah and Colorado. In 1980, the Company changed the corporate name to Intramerican Oil and Minerals, Inc. and incorporated in Pennsylvania. Simultaneously, the Company acquired producing oil and gas properties from previously formed limited partnerships. The mining properties were sold in 1986 with the proceeds used to repay bank debt. The Company changed the corporate name to Intramerican Corporation effective October 1, 1990, to more accurately reflect its broader base of operations. Effective December 1, 1990, Sunbelt Energy, Inc. and Subsidiaries ("Sunbelt") merged with a subsidiary of the Company. Following two years of combined operations and in conjunction with changes in executive management during 1992, the Company changed the corporate name to Hunter Resources, Inc., effective November 10, 1992, to better emphasize the Company's involvement in the energy resources business.

     Historically, the Company has been an energy development and management company with business objectives in four principal activities:(1) the acquisition, production and sale of crude oil, condensate and natural gas; (2) the gathering, transmission, and marketing of natural gas; (3) the business of managing and operating producing oil and natural gas properties for interest owners; and (4) providing consulting and U.S. export services to facilitate Latin American trade in energy products. The Company's operations have historically been conducted in five states, predominately in the Southwest region of the continental United States, and Mexico.

     RECENT DEVELOPMENTS.
     --------------------

     On July 21, 1995, the Company executed a definitive agreement to combine with Magnum Petroleum, Inc. ("Magnum"), an American Stock Exchange Emerging Company Marketplace publicly traded company, subject to Hunter shareholder approval (the "Business Combination"). Pursuant to the definitive agreement, Magnum issued to Hunter 2,750,000 shares of newly issued restricted common stock in exchange for substantially all of the assets of Hunter subject to its liabilities. Hunter's assets primarily consisted of capital stock ownership in wholly-owned subsidiaries and capital stock ownership interests in limited liability companies (the "Hunter Subsidiaries").

     On December 19, 1995 to be effective December 22, 1995, Magnum and Hunter entered into an amended Agreement and Plan of Reorganization and Plan of Liquidation, as amended. The amendment was executed by Hunter shareholders holding in excess of fifty percent (50%) of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter. The amended agreement provided for the issuance to Hunter of an additional 2,335,077 shares of newly issued Magnum restricted common stock and 111,825 shares of Magnum Series C preferred stock. In summary, the total consideration paid by Magnum for the Hunter subsidiaries was 5,085,077 shares of restricted common stock and 111,825 shares of Series C preferred stock.

     As the amended agreement was executed by Hunter shareholders owning in excess of fifty percent (50%)of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter, all subsequent discussions and disclosures of the business of Hunter in this document include the assets and associated liabilities of the Hunter Subsidiaries that have been sold and transferred to Magnum in the Business Combination.

     In negotiating the number of Magnum common and preferred shares to be issued to Hunter for the acquisition of the Hunter Subsidiaries, consideration was given to the value of the assets of each of the Hunter Subsidiaries, the proved oil and gas reserves of the Hunter Subsidiaries (as applicable), the assumption of existing liabilities, and the market value of Magnum's common and preferred shares (prior to the date of the amended agreement through the date that the definitive agreement was executed and announced).

     As a result of the issuance of the common and preferred shares to Hunter by Magnum, Hunter is the owner of approximately 43.8% of Magnum's total issued and outstanding common stock. After approval of the Business Combination at the Hunter shareholder meeting anticipated to be held in June 1996, the common and preferred shares issued by Magnum will be subsequently distributed to the respective Hunter shareholders and Hunter will be liquidated. Shareholders of Hunter common stock are expected to receive one common share of Magnum for every
3.916 common shares of Hunter redeemed. Shareholders of Hunter preferred stock are expected to receive 1.241 shares of Magnum Series C preferred stock and
3.987 shares of Magnum common stock for every share of Hunter preferred redeemed.

GAS GATHERING, TRANSMISSION AND MARKETING.
- ------------------------------------------

     Hunter Gas Gathering, Inc. (formerly IOM, Gas, Inc.), a wholly owned subsidiary of the Company, owns and operates three gas gathering pipeline systems located in the states of Oklahoma, Texas and Louisiana. Compression services are provided by this subsidiary on all three systems through leases of the equipment from third parties. The North Appleby system is located primarily in Nacogdoches County, in East Texas. Approximately 39 wells are connected to the system. Approximately 100 mmcf per month is delivered through the system into a Natural Gas Pipeline Co. pipeline. The Schulter system is located in Okmulgee County, Oklahoma. Approximately 10 mmcf per month is delivered from 38 wells into the Enogex pipeline. The Longwood system is located in Caddo Parish, Louisiana. Approximately 30 mmcf per month flows through the system from 28 wells, and the gas is delivered into the Koch-Gateway pipeline. A substantial portion of the gas delivered through these systems is marketed by the Company as an added service to the producers from whom the Company acquires the gas.

PETROLEUM MANAGEMENT AND CONSULTING SERVICES.
- ---------------------------------------------

     Gruy Petroleum Management Co. ("Gruy") has a 37-year history of managing properties for banks, financial institutions, bankruptcy trustees, estates, individual investors, trusts and independent oil and gas companies. The Company provides drilling, completion, field inspections, joint interest billings, revenue receipt and distribution services, regulatory filings with the appropriate state and federal authorities, management of limited partnership interests, gas marketing, environmental compliance services, expert witness testimony and petroleum engineering services. Gruy manages, operates and provides consulting services on oil and gas properties located in five states, predominately within the Mid-Continent, West Texas, Eastern New Mexico and Gulf Coast regions of the United States.

EMPLOYEES AND MANAGEMENT.
- -------------------------

     The Company has a total of 14 employees, all of whom are employed full-time. Seven of the Company's eight officers are employed by the Company on a full-time basis and William C. Jones, Secretary, consults with the Company on a part-time basis.


                                     Held Office     Position with the Registrant
Name                          Age       Since        or Registrant's Subsidiaries
- ---------------------------------------------------------------------------------
Gary C. Evans                 38        1990         Chairman, President and Chief Executive Officer
Matthew C. Lutz               62        1993         Vice Chairman and Exploration and Business
                                                          Development Manager
R. Renn Rothrock, Jr.         53        1986         Executive Vice President
Richard R. Frazier            49        1994         Senior Vice President and Chief Operating Officer
Russell D. Talley             63        1991*        Executive Vice President/Drilling Manager
Steven P. Smart               41        1995         Senior Vice President and Chief Financial Officer
David M. Keglovits            44        1977         Vice President/Controller/Assistant Secretary
William C. Jones              56        1995         Secretary
   * Officer of Registrant's Subsidiary(s) only.

    Gary C. Evans, age 38, Chairman, President and Chief Executive Officer of Hunter since September, 1992. Previously, President and Chief Operating Officer of Hunter from December, 1990 to September, 1992. Chairman and Chief Executive Officer of all of the Hunter's subsidiaries since their formation or acquisition. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the southwestern United States. As an oil and gas lending officer of a $4.5 billion Canadian bank, he initiated and managed an energy loan portfolio in excess of $125 million. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas) including its Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of S.O.I. Industries, Inc., and Digital Communications Technology Corporation, two American Stock Exchange listed Companies. Mr. Evans was appointed President, Chief Executive Officer and a Director of Magnum in December 1995.

    Matthew C. Lutz, age 61, Vice Chairman and Exploration and Business Development Manager of Hunter since September 1993. From 1984 through 1992, Mr. Lutz was Senior Vice President of Exploration and on the Board of Directors of Enserch Exploration, Inc. with responsibility for the company's worldwide oil and gas exploration and development program. During his tenure, Enserch substantially increased its gas and oil reserves while having among the lowest reserve replacement costs in the industry. Prior to joining Enserch, Mr. Lutz spent twenty-eight years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including exploration, production, lease acquisition, administration and financial planning. Mr. Lutz played a major role in Getty's discoveries of reserves in the Onshore and Offshore United States. Mr. Lutz was appointed Vice Chairman and Exploration and Business Development Manager of Magnum in December 1995.

     R. Renn Rothrock Jr., age 53, President of Gruy Petroleum Management Co. since January 1994. He previously was Executive Vice President and Chief Operating Officer when he joined Gruy in May 1987. From November 1977 to February 1981, Mr. Rothrock was Vice President and Energy Development Manager of First National Bank of Mobile, Alabama. From 1981 to 1983, he served as Executive Vice President of Energy Assets International, a public company that raised $170 million for mezzanine financing of oil and gas ventures. From 1983 to 1986, he generated and managed his own producing wells, gas gathering and transportation system in the State of Texas. In 1986, Mr. Rothrock structured and negotiated the merger between Gruy Engineering Corporation and Energy Assets International and served as Executive Vice President and General Manager of

Gruy Engineering Corporation until the purchase of Gruy Petroleum Management Co. by Hunter Resources, Inc. in May 1988. Mr. Rothrock has served in various engineering and management positions for both major and large independent oil and gas companies. He has been in charge of all engineering functions including profit improvement in the district office of a major oil company. He has also served as engineering editor of Petroleum Engineer International where he was responsible for the technical content of all material published in the magazine. Mr. Rothrock is a registered Professional Engineer and member of the Society of Petroleum Engineers, National Academy of Forensic Engineers and several other industry organizations. Mr. Rothrock earned a BS in petroleum engineering in 1965 and a MS in engineering in 1969, both from the University of Oklahoma.

    Richard R. Frazier, age 49, Senior Vice President and Chief Operating Officer Gruy Petroleum Management Co., since January 1994. From 1977 to 1993, Mr. Frazier was with Edisto Resources Corporation in Dallas, serving as Executive Vice President Exploration and Production from 1983 to 1993. Mr. Frazier had overall responsibility for the company's property acquisition, exploration, drilling, production, gas marketing and engineering functions. He has been responsible for hiring staff and coordinating efforts to evaluate, purchase and operate over $400 million in oil and gas properties, consisting of 2,200 wells in 19 states. From 1972 to 1976, Mr. Frazier served as District Production Superintendent and Petroleum Engineer with HNG Oil Company (Now Enron Oil & Gas) in Midland, Texas. Mr. Frazier's initial employment, from 1968 to 1971, was with Amerada Hess Corporation as a Petroleum Engineer involved in numerous projects in Oklahoma and Texas. Mr. Frazier graduated in 1970 from University of Tulsa with a Bachelor of Science Degree in Petroleum Engineering. He is a registered Professional Engineer in Texas and a member of Society of Petroleum Engineers and many other professional organizations

    Russell D. Talley, age 63, Executive Vice President and Drilling Manager of Gruy Petroleum Management Co., Houston Division, since January 1991. Mr. Talley brings 33 years of international and domestic drilling and production experience to Gruy. From 1959 to 1970, Mr. Talley worked for Diamond Shamrock Oil & Gas Company in Amarillo, where he held substantial responsibilities in drilling, production and workover programs. He supervised operations for more than 300 properties, and drilled and completed wells in the predominant oil and gas basins of the Mid-Continent and portions of Canada. From 1970 to 1985, Mr. Talley worked for Samedan Oil Corporation in Houston, where he became the Manager of Offshore Drilling and Production. He managed all domestic and Canadian drilling operations, supervised international operations in Ecuador, the North Sea and Canada. From 1985 to 1987, Mr. Talley was vice president of operations for Seagull Energy E & P, Inc. in Houston, where he was responsible for all onshore and offshore drilling operations. In 1988 he established Texstar Energy Operators, Inc., which was acquired by Gruy in 1991.

     Steven P. Smart, age 41, Senior Vice President and Chief Financial Officer of the Company since November 1995. Prior to joining the Company, Mr. Smart was Controller for the last three years for a publicly traded oil and gas company on the Vancouver Stock Exchange. Prior to that time, Mr. Smart was Chief Financial Officer for a privately held independent oil and gas company. Mr. Smart has more than nineteen years of experience in the oil and gas industry including five years in the audit department with Touche Ross (now Deloitte & Touche). Mr. Smart's experience includes the areas of public reporting to the Securities and Exchange Commission, energy industry tax issues, public and private partnership reporting, and acquisitions. Mr. Smart is a Certified Public Accountant. Mr. Smart was appointed Senior Vice President and Chief Financial Officer of Magnum.

     David M. Keglovits, age 43, Vice President and Treasurer of Gruy Petroleum Management Co. Mr. Keglovits joined Gruy in March 1977 as an accountant before holding the positions of Assistant Controller, Controller and Chief Accounting Officer. From December 1974 to December 1976, Mr. Keglovits was employed by Bell Helicopter International in their financial management office in Tehran, Iran. Mr. Keglovits is an Honors Graduate of the University of Texas at Austin, earning a BBA in Accounting.

William C. Jones, age 56, Corporate Secretary, since July 1995. Mr. Jones graduated from Texas Christian University in 1961 receiving a Bachelor of Science degree with a major in accounting. He received a Juris Doctor from the University of Tulsa and was admitted to the Oklahoma bar in 1968. After law school, Mr. Jones gained experience as a staff tax attorney for major energy companies and as a member of senior management for a publicly owned oil and gas company. He generally represents emerging companies in securities, taxation, and general corporate matters. He has participated as an investor, owner, and manager of several energy ventures. His experience includes the negotiation and documentation of mergers and acquisitions, preparation and registration of equity placements, litigation of tax matters, documentation and registration of offshore financing, and preparation of private placements. Mr. Jones was appointed Secretary of Magnum in December 1995.

ITEM 2.   PROPERTIES - OIL AND GAS OPERATIONS

    GENERAL.
    --------

    The following tables summarize certain information regarding the estimated proved oil and gas reserves as of December 31, 1995 and 1994 and estimated future net revenues from oil and gas operations of the Company as of December 31, 1995 and 1994. Such estimated reserves and future net revenues, as set forth herein and the Supplemental Information to the Company's Consolidated Financial Statements, are primarily based upon reports prepared by James J. Weisman, Jr., an independent registered petroleum engineer. All such reserves are located in the continental United States.

    The reserve data herein represent only estimates that are based on subjective determinations. Accordingly, the estimates are expected to change as additional information becomes available. Of necessity, estimates of oil and gas reserves are projections based upon engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced, or that the estimated revenues will be realized within the periods indicated. It should be noted that petroleum engineering is not an exact science but instead involves estimates based upon many factors.

    Oil and gas prices used herein are based on the most current price available at the time the reserve study was prepared. The average price used in the following estimates at December 31, 1995, was $17.50 per barrel of oil and $2.03 per Mcf of gas (includes higher prices received on "rich" BTU gas and condensate). Lease operating costs are based on historical operating expense records.

    The Company accounts for its oil and gas properties using the full cost method, which requires the Company to compare the net capitalized costs of its oil and gas properties to the present value of the projected cash flows from the associated oil and gas reserves.

    PROVED OIL AND GAS RESERVES.
    ----------------------------

    Oil reserves are expressed in barrels (Bbls) and gas reserves are expressed in thousands of cubic feet (Mcf). The following table sets forth proved reserves considered to be economically recoverable under normal operating methods and existing conditions, at prices and operating costs prevailing at the date thereof.

                           PROVED OIL AND GAS RESERVES
                               AS OF DECEMBER 31,

                                                           1995<F1>                           1994
                                                Oil (Bbls)        Gas (Mcf)       Oil (Bbls)         Gas(Mcf)
                                                ----------       ----------       ----------         ---------
Proved Developed Reserves                        1,434,070        7,884,429          761,615         2,137,089

Proved Undeveloped Reserves                      1,688,312        3,088,869          368,436           680,792
                                                ----------       ----------       ----------         ---------

TOTAL PROVED RESERVES                            3,122,382       10,973,298        1,130,051         2,817,881
                                                ==========       ==========       ==========         =========

<F1> Information here represents properties acquired by Magnum.



    Definition of Reserves -- The reserve categories are summarized as follows:

    Proved developed reserves are those quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geological and engineering data, demonstrate with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions. This classification includes: (a) proved developed producing reserves which are those expected to be recovered from currently producing zones under continuation of present operating methods; (b) proved developed non-producing reserves consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack of market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells and are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well.

    Proved undeveloped reserves are those reserves which may be expected either from existing wells that will require an expenditure to develop or from undrilled acreage adjacent to productive units which are reasonably certain of production when drilled. Future development costs have been estimated to be approximately $5,889,000 at December 31, 1995 with significant expenditures expected to begin in 1996 and 1997.

    No other estimates of total proven net oil or gas reserves have been filed by the Company with, or included in any report to, any United States authority or agency pertaining to the Company's individual reserves since the beginning of the Company's last fiscal year.

ESTIMATED FUTURE NET REVENUES.
- ------------------------------

    The following table sets forth an estimate of future net revenues after deducting applicable production and ad valorem taxes, future capital costs and operating expenses, but before consideration of federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine the "present value". The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made in accordance with current Securities and Exchange Commission guidelines concerning the use of constant oil and gas prices and operating costs in reserve evaluations.

                              Estimated Discounted
                               Future Net Revenues
                               As of December 31,

                                              1995<F1>               1994
                                              ----                   ----
    Developed                               $17,062,871           $ 5,899,522
                                            ===========           ===========
    Developed and Undeveloped               $30,507,735           $ 7,994,297
                                            ===========           ===========

<F1> Information here represents properties acquired by Magnum.

    OIL AND GAS PRODUCTION.
    -----------------------

    The following table shows the approximate net production attributable to the Company's oil and gas interests for the periods indicated.

                                 Net Production
                               For the Year Ended
                                  December 31,

                                             1995                      1994
                                             ----                      ----

         Oil (Bbls)                          54,307                    24,605
                                            =======                   =======
         Natural Gas (Mcf)                  445,886                   127,854
                                            =======                   =======


    The following table shows the average sales price per barrel of oil and mcf of natural gas and the average production costs attributable to the Company's oil and gas production for the periods indicated.

                               Average Sales Price
                               For the Year Ended
                                  December 31,

                                              1995                      1994
                                              ----                      ----
Average Sales Price<F1>
    Oil (Bbl)                                $16.09                    $13.70
                                             ======                    ======
    Natural Gas (Mcf)                       $  1.69                   $  1.90
                                            =======                   =======
Average Production Cost<F2>
    Per equivalent barrel<F3>                $ 5.92                   $  8.96
                                             ======                   =======
    Per dollar of sales                        0.47                      0.71
                                            =======                   =======

<F1> Before deduction of production taxes.

<F2> Excludes depletion, depreciation and amortization. Production cost includes
     lease   operating   expenses  and  production  and  ad  valorem  taxes,  if
     applicable.

<F3> Gas production is converted to equivalent barrels at the rate of six mcf of gas per barrel, representing the estimated relative energy content of natural gas and oil.

    PRODUCTIVE WELLS
    ----------------

    The total gross and net wells, expressed separately for oil and gas, as of December 31, 1995 and 1994 are as follows:



                               Productive Wells<F2><F3>
                               As of December 31,
                                      1995

                                  Gross<F1>                       Net<F1>
       Location              Oil    Gas   Total           Oil      Gas     Total
       --------              ---    ---   -----           ---      ---     -----
       Texas                 121     16    137            32.84    7.53    40.37
       Oklahoma              241     19    260            43.82    5.98    49.80
       Mississippi             4      0      4             2.98       0     2.98
       New Mexico              3      4      7             2.48    1.14     3.62
       Kansas                  2      0      2             1.74       0     1.74
                             ---     ---   ---            ------  ------  ------
                             371     39    410            83.86   14.65    98.51
                             ===     ===   ===            ======  ======  ======



                              Productive Wells<F2>
                               As of December 31,
                                      1994


                                  Gross <F1>                      Net<F1>
       Location              Oil    Gas   Total            Oil     Gas    Totals
       --------              ---    ---   -----            ----    ---    ------
       Texas                  56     13     69             1.87    6.22     8.09
       Oklahom               246     20    266            12.17    3.44    15.61
       Mississippi             4      -      4             2.98       -     2.98
                             ---     --    ---            -----    ----    -----
                             306     33    339            17.02    9.66    26.68
                             ===     ==    ===            =====    ====    =====

<F1> The  number  of  gross  wells  is the  total  number  of  wells  in which a fractional working interest is owned. The number of net wells is the sum of the fractional working interests owned by the Company in gross wells expressed in whole numbers and decimal fractions thereof.

<F2> There  were no  producing  wells in 1995 or 1994 that were  producing  from multiple completion zones.
<F3> Information here represents properties acquired by Magnum.


    DRILLING RESULTS.
    -----------------

    The Company's drilling activities have been limited to workovers on existing wells during 1995 and 1994.

    DEVELOPED AND UNDEVELOPED ACREAGE.
    ----------------------------------

    The following tables set forth the approximate gross and net acres of productive properties in which the Company had a leasehold interest as of December 31, 1995 and 1994. "Gross" acres refers to the total acres in which the Company has a working interest, and "net" refers to the sum of the fractional working interests owned by or attributable to the Company in gross acres. Developed acreage is that acreage spaced or assignable to productive wells. Undeveloped acreage is considered to be that acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proven reserves.

                                LEASEHOLD ACREAGE
                               AS OF DECEMBER 31,

                        DEVELOPED                     UNDEVELOPED
                 GROSS ACRES   NET ACRES       GROSS ACRES    NET ACRES
       1995<F1>    60,747       20,072            2,326         1,777
                   ======       ======            =====        ======
       1994        43,985       10,548            1,738         1,631
                   ======       ======            =====         =====

<F1> Information here represents properties acquired by Magnum.

    Essentially all of the Company's oil and gas interests are working interests or overriding royalty interests under standard onshore oil and gas leases, rather than mineral ownership or fee title. The defensibility of the Company's title to such interests in most cases is supported by written title opinions. Substantially all of the Company's oil and gas properties are pledged to a financial institution under certain credit agreements.


    OFFICE SPACE.
    -------------

    The Company leases office space as follows:

              LOCATION                 SQUARE FEET               LEASE EXPIRES
              --------                 -----------               -------------
      Irving (Las Colinas), Texas          7,439                November 1, 2001

    TITLE OF PROPERTIES.
    --------------------

    Title to the properties acquired by the Company is subject to royalty, overriding royalty, carried and other similar interests, contractual arrangements customary in the oil and gas industry, liens incident to operating agreements, liens for current taxes not yet due and to other comparatively minor encumbrances. The Company's oil and gas properties and gas gathering systems are mortgaged to secure borrowings under bank credit agreements assumed by Magnum in the Business Combination.

    COMPETITION.
    ------------

    The oil and gas industry is highly competitive. Competitors include major oil companies, other independent oil and gas concerns, and individual producers and operators, many of which have financing resources, staffs and facilities substantially greater than those of the Company. In addition, the Company frequently encounters competition in the acquisition of oil and gas properties, gas gathering systems, and in its management and consulting business. The principal means of competition are the amount and terms of the consideration offered. When possible, the Company tries to avoid open competitive bidding for acquisition opportunities. The principal means of competition with respect to the sale of oil and natural gas production are product availability and price. While it is not possible for the Company to state accurately its position in the oil and gas industry, the Company believes that it represents a minor competitive factor.

    BUSINESS RISKS AND REGULATION.
    ------------------------------

    The Company's operations are affected in various degrees by political developments, federal and state laws, and regulations. In particular, oil and gas production operations and economics are affected by price controls, tax and other laws relating to the petroleum industry. They are all affected by the changes in such laws, by changing administrative regulations, and by the interpretation and application of such rules and regulations.

    Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability. Sales of crude oil, condensate and natural gas liquids by the Company can be made at uncontrolled market prices.

    Changing Oil and Natural Gas Prices and Markets -- The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels, and the effects of state and federal regulation of oil and natural gas production and sales. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

    For over a decade, there has been a significant overall decline in the demand for natural gas in the United States and in the prices paid for oil and gas. The oversupply was caused primarily by a decrease in market demand and unusually warm weather conditions. Seasonal variations exist to the extent that the demand for natural gas is somewhat lower during the summer months than during the winter season. Gas prices have been extremely volatile over the past year and it is not known whether or not a current surplus in natural gas deliverability exists as has been the case over the past six (6) years. Crude oil prices are affected by a variety of factors. Since domestic crude oil price controls were lifted in 1981, the principal factors influencing the prices received by producers of domestic crude oil have been the pricing and production of the members of the Organization of Petroleum Exporting Countries ("OPEC"). While the Company cannot predict the future prices of oil and natural gas, the potential for further price volatility is probable and the possibility of price declines exists.

    The Company's production revenues and the carrying value of its oil and natural gas properties are affected by changes in oil and natural gas prices. Moreover, the Company's current borrowings under certain credit facilities, its borrowing capacity and its ability to obtain additional capital are directly affected by oil and natural gas prices.

    Federal   Regulation   of  Sales  of  Natural  Gas  --   Historically,   the
transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA). In addition, since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the Federal Energy Regulatory Commission ("FERC"). The provisions of these acts and regulations are complex. However, as a result of the enactment of the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act"), the remaining restrictions imposed on the NGA and the NGPA with respect to "first sales" terminate on the earlier of January 1, 1993 or the expiration of the applicable contract. Any gas not otherwise deregulated prior to January 1, 1993 was deregulated as of that date. The effect of the Decontrol Act is to remove all remaining price controls under the NGPA and to remove all remaining FERC certificate and abandonment jurisdiction otherwise applicable to producers under the NGA.

    Several major regulatory changes have been implemented by the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry which remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the gas industry. The ultimate impact of the complex and overlapping rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions.

    FERC has issued Orders 636 and 636-A for the purpose of restructuring the gas pipeline sales and transportation services in the United States to promote competition in all phases of the gas industry. The impact of these FERC Orders has significantly altered the traditional way natural gas has been purchased, transported, and sold. The restructuring requirements that have emerged from the administrative and judicial review process has varied significantly from those previously in effect.

    The price at which the Company's natural gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels such as oil and coal and competition among various natural gas producers and marketers.

    Environmental Regulation -- Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of the effect on oil and gas exploration, development and production operations. At present, substantially all of the Company's U.S. production of crude oil, condensate and natural gas is in states having conservation laws and regulations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance. The Company is able to control directly the operations of only those wells of which it acts as operator. Notwithstanding the Company's lack of control over wells operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to the Company.

    State Regulation -- State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The Railroad Commission of Texas regulates the production of oil and natural gas produced by the Company in Texas. Similar regulations are in effect in all states in which the Company produces oil and natural gas. Most states in which the Company owns and operates properties have statutes, rules or regulations governing conservation matters, including the unitization or pooling of oil and gas properties, establishing of maximum rates or production from oil and gas wells and the spacing of such wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties. Some states have enacted statutes prescribing ceiling prices for gas sold within their state.

    Many states have issued new regulations under authority of the Clean Air Act Amendments of 1990, and such regulations are in the process of being implemented. These regulations may require certain oil and gas related installations to obtain federally enforceable operating permits and may require the monitoring of emissions; however, the impact of these regulations on the Company is expected to be minor. Several states have also adopted regulations on the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in oil and gas operations.

ITEM 3.  LEGAL PROCEEDINGS.

    Gruy Petroleum Management Co. is involved in several legal and administrative proceedings arising in the ordinary course of its oil and gas management business, none of which are material in the opinion of Management. Although the ultimate outcome of these proceedings cannot be ascertained at this time, management believes that the ultimate resolution of these matters will be favorable. See Note 6 to the Financial Statements (Item 7 of this Form 10-KSB).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS.

    The Company had no matters requiring a vote of security holders during the fourth quarter of 1995 nor any as of March 31, 1996.

                                   P A R T II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS.

    The Company's Common Stock is traded on the Boston Stock Exchange and the over-the-counter market. No cash dividends have been declared or paid during the past two years with respect to the Common Stock of the Company. The table below reflects inter-dealer prices without retail mark-up, mark-down or conversion, and may not represent actual transactions. The following table indicates the high and low sales price for the Company's Common Stock for each quarter during the past two years as reported by the Boston Stock Exchange:

                                                 HIGH          LOW
                                                 ----          ---
          Ending December 31, 1995
                    Fourth Quarter               7/16          1/4
                     Third Quarter                1/2         5/16
                    Second Quarter               7/16          1/8
                     First Quarter                3/8          1/8

          Ending December 31, 1994
                    Fourth Quarter               7/16          1/4
                     Third Quarter              11/16         5/16
                    Second Quarter                3/4         5/16
                     First Quarter                3/4         5/16


     The Company has declared no dividends on its Common Stock during 1994, 1995 or through March 31st of 1996. There are restrictions on the Company with respect to declaring dividends on its common stock due to certain loan agreement covenants with its primary commercial bank.

     The following table indicates the approximate number of holders of record of the Registrant's Common Stock as of March 31, 1996:

         TITLE OF CLASS                              NUMBER OF HOLDERS OF RECORD
         --------------                              ---------------------------
  COMMON STOCK--$.10 PAR VALUE                                   3,275

Note: The approximate number of holders of record does not include participants in securities position listings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes associated with them contained elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management of the Company.

         On July 21, 1995, Magnum closed a definitive agreement to combine (the "Business Combination") with Hunter Resources, Inc. ("Hunter"), subject to Hunter shareholder approval. Pursuant to the definitive agreement, Magnum issued to Hunter 2,750,000 shares of newly issued Magnum restricted common stock in exchange for substantially all of the assets of Hunter subject to its associated liabilities. Hunter's assets primarily consisted of stock in wholly-owned subsidiaries and stock ownership interests in limited liability companies ("Hunter Subsidiaries").

         On December 19, 1995 to be effective December 22, 1995, Magnum and Hunter entered into an Agreement and Plan of Reorganization and Plan of Liquidation, as amended. The amendment was executed on December 19, 1995 by Hunter shareholders holding in excess of fifty percent (50%) of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter. The amended agreement provided for the issuance to Hunter of an additional 2,335,077 shares of newly issued Magnum restricted common stock and 111,825 shares of Magnum Series C preferred stock. In summary, the total consideration paid by Magnum for the Hunter subsidiaries was 5,085,077 shares of Magnum restricted common stock and 111,825 shares of Magnum Series C preferred stock.

         As stated, the amended agreement was executed by Hunter shareholders owning in excess of fifty percent (50%) of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter. According to Pennsylvania law, Hunter shareholders have no dissenter rights. However, Hunter is required to distribute an Information Statement and hold a special meeting of its shareholders to formally approve the agreement. Subsequent to the Business Combination, Magnum has conducted its oil and gas operations and energy related acquisitions in conjunction with the Hunter Subsidiaries. Existing management of Hunter has taken over all day to day operations of Magnum. Acquisitions completed by Magnum and Hunter after the initial agreement, were completed by Magnum Hunter Production, Inc. ("Magnum Hunter"), a Hunter Subsidiary. Hunter and its subsidiaries were consolidated into Magnum's financial statements beginning December 31, 1995, so, no operating assets and liabilities are included in Hunter's balance sheet as of December 31, 1995. Hunter's balance sheet at that date is presented as a "statement of net assets in liquidation" because the only asset is the investment in Magnum stock, which will ultimately be distributed to Hunter's shareholders.

         On March 31, 1995, the Company closed on an acquisition of domestic producing oil and gas properties for $1.4 million. The purchase price was comprised of $1.2 million cash, $200,000 in restricted common stock of Hunter valued at $.3875, and had an effective date of January 1, 1995. Additionally, the seller was granted a put option for the Company to buy back the Hunter shares for $200,000. In April 1996 the put option expired unexercised.

         On October 18, 1995, Magnum Hunter closed on an acquisition of the remaining seventy-five percent (75%) ownership interest in an affiliated company from a joint venture partner. The purchase price of $1,075,287 consisted of i) $300,000 in cash, ii) $300,000 represented by 85,131 shares of restricted common stock of Magnum valued at $3.52 per share and iii) the assumption of existing bank indebtedness of $475,287. As additional consideration, 50,000 warrants to purchase common stock of Magnum were issued at exercise prices ranging from $4.00 to $4.50 per share. The effective date of the acquisition was July 1, 1995.

         On October 25, 1995, Magnum Hunter closed on an acquisition of domestic producing oil and gas properties. The purchase price was comprised of $2.058 million cash, funded by an existing bank line of credit, and $257,000 represented by 64,176 shares of Magnum restricted common stock valued at $4.00 per share. The acquisition had an effective date of August 1, 1995.

         On November 6, 1995, Magnum Hunter entered into an increased $20 million revolving credit agreement with First Interstate Bank of Texas, N.A. ("FITX"). The previous line of credit was in the maximum amount of $10 million and was entered into by Hunter prior to the Business Combination with Magnum. The new line of credit facility is secured by oil and gas properties and gas gathering system assets subject to a borrowing base determination established from time to time by FITX. At that time, the available combined borrowing base was increased to $8.7 million of which $7.8 million represented the portion attributable to the oil and gas properties. In March 1996, the oil and gas property borrowing base was increased to $9.0 million while the gas gathering borrowing base remained unchanged. Outstanding borrowings as of March 19, 1996 bear interest at prime plus one percent (1%) per annum.

         On November 9, 1995, Magnum Hunter closed on an acquisition of domestic producing oil and gas properties for approximately $4.229 million. The initial purchase price was comprised of $3.104 million cash, funded by the bank line of credit, and a note payable to the previous owner in the amount of $1.125 million secured by 610,170 shares of restricted common stock of Magnum. The promissory note due to the previous owner was repaid in full in March 1996, funded by the Company's existing line of credit, and the restricted common stock of Magnum securing such obligation was subsequently canceled.

         On December 1, 1995, Magnum Hunter closed on an acquisition of two unregulated gas gathering systems. The total consideration was approximately $1 million cash, funded substantially by the line of credit with FITX.

     RESULTS OF OPERATIONS.
     ----------------------

     As discussed in Notes 1 and 3 to the consolidated financial statements, a vital part of the definitive agreement for the Business Combination with Magnum is a provision for the liquidation of the Company upon formal shareholder approval of the definitive agreement and the exchange of Magnum shares for existing Company shares. As a result, the Company has changed its basis of accounting at and for periods subsequent to December 31, 1995 to the liquidation basis of accounting, assets are to be restated to estimated net realizable value and liabilities are to be stated at their estimated settlement value. As the Company's only remaining asset is its investment in Magnum shares which are ultimately to be distributed to the Company's shareholders in exchange for existing shares of the Company, no liquidation basis adjustments to the Company's assets and liabilities were necessary at December 31, 1995.

     Since all of the Company's operating assets and liabilities were disposed of effective December 31, 1995, the Company's revenues and expenses for 1995 and 1994 have been netted and presented as discontinued operations in the Company's statements of operations. The Company's revenues and other operating information from its industry segments are presented in Note 10 to the financial statements. The following discussion of results of operations for the years ended 1995 and 1994 is presented with respect to the normal components presented on a going concern basis.

     The Company incurred a net loss applicable to common shares of $691,000 (including dividend payments of $9,000) for the year ended December 31, 1995, compared to net income applicable to common shares of $6,000 (including dividend payments of $9,000) for the same period of the preceding year. The loss during 1995 resulted substantially from non-recurring non-cash items totaling $438,000 and a substantial decline in the Company's 1995 revenues from oil field service activities as compared to 1994 activities. Of the 1995 noncash items, a $338,000 charge was recorded as additional depreciation to adjust a pipeline gathering system to its net realizable value. In addition, the Company accrued $100,000 for potential expenses to be incurred in settlement of certain pending litigation.

     Total revenue for the year ended December 31, 1995 rose to $2,967,000 from $2,356,000 in 1994. Revenue from oil and gas sales increased 180 percent during 1995 to $1,625,000 compared to $581,000 in 1994. The sharp rise in oil and gas revenue is largely attributable to the Company's acquisition of oil and gas properties in 1995. Quantities of oil and gas produced during 1995 totaled 54,307 barrels of oil at a weighted average price of $16.09 per barrel and 445,886 mcf of gas at a weighted average price of $1.69 per mcf. Quantities of oil and gas produced during 1994 totaled 24,605 barrels of oil at a weighted average price of $13.70 per barrel and 127,854 mcf of gas at a weighted average price of $1.90 per mcf.

     Gas gathering and marketing revenues rose slightly to $469,000 in 1995 as compared to $443,000 for 1994 as the revenues from the acquisition of two gathering systems on December 1, 1995 offset the impact of lower marketing revenue from the Company's Schulter system in Oklahoma. The lower revenue from the Schulter system was the result of a new gas contract entered into in late 1994 which provided for a lower sales price on certain wells outside of the dedicated area. Oil field services revenue declined 50 percent to $565,000 in 1995 from $1,122,000 in 1994 due to the loss in late 1994 of a contract for the operation of approximately 400 wells. Interest and other income rose 47 percent in 1995 to $308,000 from $210,000 in 1994 as a result primarily of noncash write-offs of unidentified old liabilities on which the Company has not had any inquiries on.

     Lease operating expenses rose 85 percent to $762,000 in 1995 from $412,000 in 1994. On an equivalent barrel basis, the operating expense decreased to $5.92 per barrel in 1995 from $8.96 in 1994. The improvement is attributable to the lower operating expense per barrel ratio on properties acquired in late 1995. Depreciation and depletion rose to $919,000 in 1995 from $263,000 in 1994 as a result of an increase in the depletable book value of the Company's properties acquired in 1995, the increase in production volumes, and a $338,000 noncash charge as additional depreciation to adjust a pipeline gathering systems to its net realizable value.

     Purchases of natural gas and pipeline operating expenses rose 22 percent to $414,000 in 1995 versus $338,000 in 1994 largely for the reasons cited above for the increase in gas gathering and marketing revenues. Cost of services declined 31 percent to $454,000 in 1995 from $654,000 in 1994 due to a reduction of staff in late 1994 necessitated by the loss of a contract for the operation of approximately 400 wells.

     General and administrative expenses ("G&A") of $702,000 in 1995 as compared to $513,000 in 1994 were significantly higher due to the Company's provision for noncash bad debt expense of $165,000 for an increase in the allowance for doubtful accounts. Interest expense of $292,000 in 1995 is higher over the $44,000 in the 1994 period as a result of increased borrowing levels in 1995 related to the oil and gas properties and pipelines acquired.

     LIQUIDITY AND CAPITAL RESOURCES.
     --------------------------------

     For 1995, the Company had a net decrease in cash of $25,000 primarily as the proceeds received from borrowing activities were principally used for oil and gas and pipeline acquisitions. The Company's operating activities provided net cash of $1,182,000 principally as a result of an increase in accounts payable and due to affiliates with a partially offsetting increase in notes and accounts receivable, all largely the result of the Company's increased activities in the acquisition area. Investing activities used net cash of
$9,251,000 largely from acquisitions of oil and gas properties and pipelines. Financing activities accounted for net cash provided of $8,044,000 principally from the proceeds from borrowings under the Company's line of credit utilized for acquisitions of oil and gas properties and pipelines mentioned above. Partially offsetting the borrowings were repayments made on bank debt obligations.

     During 1994, operating activities provided net cash of $400,000 while the Company used $807,000 of net cash in investing activities, consisting mostly of payments to purchase oil and gas properties and $335,000 of net cash was provided by financing activities, which was primarily the result of net proceeds from debt borrowings and the sale of common stock. The Company had a net decrease of cash for the year of $72,000 as the cash received from its operating activities, borrowings and offerings was used largely to acquire oil and gas properties.

     As discussed above, the Company's capital stock ownership in subsidiaries and limited liability companies were acquired by Magnum effective December 22, 1995. Therefore, the Business Combination with Magnum left the Company with no income producing assets. The Company's planned liquidation should occur in 1996. Any required sources of funds to that date will be provided by Magnum as a part of the Business Combination.

ITEM  7.   CONSOLIDATED   FINANCIAL   STATEMENTS   AND  UNAUDITED   SUPPLEMENTAL
           INFORMATION.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
Independent Auditor's Report.................................................F-1
 Financial Statements:
   Consolidated Statement of Net Assets in Liquidation at December 31, 1995..F-2 Consolidated Statements of Operations for the Years Ended
     December 31, 1995, and 1994.............................................F-3
   Consolidated Statement of Stockholders' Equity for the
     Years Ended December 31, 1995 and 1994..................................F-4
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995 and 1994..............................................F-5

Notes to Consolidated Financial Statements...................................F-6
Supplemental Information (Unaudited)........................................F-14

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Hunter Resources, Inc.

We have audited the consolidated statement of net assets in liquidation of Hunter Resources, Inc. and subsidiaries as of December 31, 1995. In addition, we have audited the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, a majority of the Company's stockholders approved a plan to dispose of the Company's operating assets and liabilities as of December 22, 1995 and subsequently liquidate the Company. As a result, the Company has changed its basis of accounting as of December 31, 1995 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Hunter Resources, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

HEIN + ASSOCIATES LLP




April 3, 1996
Dallas, Texas

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1995




                                    ASSET
Investment in securities, at estimated market value            $     12,495,000
Less deferred gain                                                  (10,333,000)
     Net investments in securities                                  ------------
                                                                      2,162,000
                                                                    ------------

Total Assets                                                   $      2,162,000
                                                               ================




                              STOCKHOLDERS' EQUITY

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, no par value: 1,000,000 shares authorized
   for each Class A,B,C;   90,000 shares
   (Class A, Series 1) issued and outstanding                        $   90,000

Common Stock, $.10 par value; 100,000,000 shares authorized;
   18,454,000 shares issued and outstanding                           1,845,000

Additional paid-in capital                                            1,834,000

Accumulated (deficit)                                                (1,397,000)
                                                                     -----------
                                                                      2,372,000

Treasury stock and put option                                          (210,000)
                                                                     -----------

Total Stockholders' Equity                                            2,162,000
                                                                     ===========



        The accompanying notes are an integral part of these statements.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the Years Ended
                                                            December 31,
                                                      1995               1994
                                                  ------------       -----------

DISCONTINUED OPERATIONS
    Income (loss) from operations                 $  (682,000)        $  15,000
                                                  ------------       -----------
NET INCOME (LOSS)                                    (682,000)           15,000

PREFERRED DIVIDENDS                                    (9,000)           (9,000)
                                                  ------------       -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK      $  (691,000)        $   6,000
                                                  ============       ===========


NET INCOME (LOSS) PER SHARE                       $     (0.04)        $   *
                                                  ------------       -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                18,072,000        17,333,000
                                                  ============       ===========




       * Less than $.01 per share.




         The accompanying notes are an integral part of these statements

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    Preferred Stock       Common Stock         Capital in                Treasury Stock    Advances
                                                                               Excess of  Accumulated    and Put Option       to
                                    Shares   Amount    Shares      Amount      Par Value   (Deficit)   Shares     Amount  Affiliates
                                    ------   ------    ------      ------      ---------   ---------   ------     ------  ----------
BALANCE, JANUARY 1, 1994            90,000  $90,000  16,566,000  $1,657,000  $1,457,000   $(712,000)   22,000   $(10,000)  $(64,000)
Net Income                                                                                   15,000
Preferred dividends                                                               9,000      (9,000)
Common stock issued for liabilities                     241,000      24,000      36,000
Common stock issued for cash                            279,000      28,000      73,000
Common stock issued for services                        380,000      38,000      46,000
Payments and advances
       to affiliates, net                                                        64,000


BALANCE, DECEMBER 31, 1994          90,000   90,000  17,466,000   1,747,000   1,621,000    (706,000)   22,000    (10,000)

Net loss                                                                                   (682,000)
Preferred dividends                                                               9,000      (9,000)
Common stock issued for cash                            400,000      40,000      35,000
Common stock issued to acquire oil
    and gas properties                                  588,000      58,000     169,000
Put stock issued for assets
    acquired                                                                                          516,000   (200,000)
Unrealized gain on investments

BALANCE, DECEMBER 31, 1995          90,000  $90,000  18,454,000  $1,845,000  $1,834,000 $(1,397,000)  538,000  $(210,000)  $     -
                                    ======  =======  ==========  ==========  ========== ============  =======  ==========  =======

         The accompanying notes are an integral part of these statements

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Years Ended December 31,
                                                                                     1995               1994
                                                                                     ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                               $     (682,000)      $    15,000
                                                                                --------------       -----------
Adjustments to reconcile to net cash
   provided by operating activities:
Litigation accrual                                                                     100,000                 -
Common stock issued for services                                                             -            84,000
Depreciation, depletion, amortization, and impairment                                  919,000           263,000
Gain on sale of assets                                                                 (27,000)                -
Adjustment of allowances and payables                                                  (35,000)         (138,000)
Change in assets and liabilities:
      (Increase) decrease in notes and accounts
           receivable, trade and affiliates                                           (620,000)          (11,000)
      (Increase) decrease in other current assets                                       32,000            39,000
      (Increase) decrease in other assets                                             (102,000)                -
      Increase (decrease) in accounts payable,
           accrued liabilities and suspended revenue payable                           861,000           121,000
      Increase (decrease) in due to affiliates                                         753,000                 -
      Increase (decrease) in other liabilities                                         (17,000)           27,000
                                                                                       -------            ------

Total adjustments                                                                    1,864,000           385,000
                                                                                     ---------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                                           1,182,000           400,000
                                                                                     ---------           -------


CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                                         28,000            23,000
   Additions to property and equipment                                              (9,279,000)         (830,000)
                                                                                    ----------          --------
NET CASH USED FOR INVESTING ACTIVITIES:                                             (9,251,000)         (807,000)
                                                                                    ----------          --------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                     9,818,000           493,000
    Payments on long tern debt                                                      (2,182,000)         (259,000)
    Proceeds from production payable                                                   300,000                 -
    Payments on production payable                                                     (12,000)                -
    Proceeds from sale of stock                                                         75,000           101,000
    Other                                                                               45,000                 -
                                                                                    ----------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            8,044,000           335,000
                                                                                     ---------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (25,000)          (72,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            25,000            97,000
                                                                                        ------            ------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $            -       $    25,000
                                                                                ==============       ===========

         The accompanying notes are an integral part of these statements

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

(1)  NATURE OF OPERATIONS AND PRESENTATION:

     Hunter Resources, Inc. and Subsidiaries (the "Company"), formerly Intramerican Corporation, a Pennsylvania Corporation, has historically been engaged in the acquisition, operation, and development of oil and gas properties; the gathering, transmission and marketing of natural gas; providing of management and advisory consulting services on oil and gas properties for third parties; and providing consulting and U.S. export services to facilitate Latin American trade in energy products. The Company previously owned and operated oil and gas properties in five states, predominantly in the Southwest region of the United States. In addition, the Company owned and operated three gathering systems located in Texas, Louisiana and Oklahoma.

     As more fully discussed in Note 3, Magnum Petroleum, Inc. ("Magnum") entered into an amended definitive agreement on December 19, 1995 to acquire substantially all of the assets, subject to the existing liabilities, of the Company. The assets consisted primarily of the capital stock ownership in wholly-owned subsidiaries and capital stock ownership interests in limited liability companies. The purchase was accounted for by the purchase method effective December 31, 1995. As such, the accompanying consolidated financial statements for 1995 do not include the balance sheet accounts of the Company and its subsidiaries. However, the Statement of Operations for 1995 does include the operations of the Company and its subsidiaries for 1995. A vital part of the definitive agreement is a provision for the liquidation of the Company upon formal shareholder approval of the agreement and the exchange of Magnum shares for existing Company shares. As a result, the Company has changed its basis of accounting as of and for periods subsequent to December 31, 1995 to the liquidation basis of accounting.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its pro-rata share of the accounts of an oil and gas limited liability company in which the Company owned less than a controlling stock ownership interest until October 1995 when the Company purchased the remaining stock ownership interest from a third party. The major operating subsidiaries of the Company were Magnum Hunter Production, Inc., Gruy Petroleum Management Company and Hunter Gas Gathering, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements of the prior year to conform with the current presentation. See Note 1.

     FINANCIAL INSTRUMENTS
     ---------------------

     The Company's investment in securities is classified as a financial instrument. The estimated market value of this investment is based upon quoted prices that have been discounted by management due to the significant amount of the investment held by the Company.

     The put option on common stock (Note 5) is also classified as a financial instrument. The option is recorded as a $200,000 reduction of stockholders' equity, but management estimates the market value of the put option as zero at December 31, 1995 because the option subsequently expired unexercised.

     OIL FIELD SERVICES AND DRILLING OPERATIONS
     ------------------------------------------

     The Company receives management and consulting fees for drilling, operating and providing related services to oil and gas wells. These fees are recognized as earned.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


     OIL AND GAS PROPERTIES
     ----------------------
     The Company follows the full-cost method of accounting for oil and gas properties, as prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Cost directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and a provision for impairment is made to the full-cost amortization base when appropriate. Sales of oil and gas properties are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. The net capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions.

     PIPELINES
     ---------
     Pipelines are carried at cost. Depreciation is provided using the straight-line method over an estimated useful life of 15 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. During 1995, the Company recorded a $338,000 charge as additional depreciation to adjust a gathering system to its net realizable value.

     SERVICE EQUIPMENT AND OTHER
     ---------------------------
     Service equipment and other property and equipment are carried at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to ten years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

     IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS
     ----------------------------------------
     The Financial Accounting Standards Board (FASB) has issued Statement No. 121, "Accounting for Impairments of Long-Lived Assets" and Statement No. 123, "Accounting for Stock-Based Compensation". Management believes neither of these accounting standards will impact the Company's financial statements.

     USE OF ESTIMATES AND CERTAIN SIGNIFICANT ESTIMATES
     --------------------------------------------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


     INCOME TAXES
     ------------
     The Company files a consolidated federal income tax return. The Company applies Statement of Accounting Standards No. 109 (SFAS 109). As required by SFAS 109, income taxes provided are for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

     INTANGIBLE ASSETS
     -----------------
     The excess of cost over the fair value of net assets acquired (goodwill) has been amortized using the straight-line method. Through December 31, 1995, approximately $1,158,000 was being amortized over a thirty year period and $37,000 was being amortized over a five year period.

     EARNINGS PER SHARE
     ------------------
     Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Common equivalent shares arising from dilutive stock options outstanding are computed using the treasury stock method. Stock options and convertible securities were antidilutive at December 31, 1995 and 1994. The weighted average number of common stock and common stock equivalent shares outstanding used in the calculation of primary net income per share was 18,072,000 in 1995 and 17,333,000 in 1994.

(3)  LIQUIDATION BASIS OF ACCOUNTING AND DISCONTINUED OPERATIONS:

     Magnum executed a definitive agreement on July 21, 1995 to acquire substantially all of the assets of the Company, subject to the existing liabilities. Pursuant to the agreement, Magnum issued, subject to shareholder approval, 2,750,000 shares of its restricted common stock to the Company in exchange for the assets acquired. In addition, 575,000 shares of Magnum restricted common stock were issued to a third party investment banking firm as compensation and considered an additional cost of the acquisition. The firm subsequently distributed a total of 250,000 of the shares to a former director and a former officer of Magnum for their assistance in completing the acquisition.

     On December 19, 1995 to be effective December 22, 1995, Magnum and the Company entered into an amended agreement. Under the terms of the amendment, which was executed by Company shareholders representing over fifty percent (50%) of the common stock of the Company and one hundred percent (100%) of the outstanding preferred stock of the Company, an additional 2,335,077 shares of Magnum restricted common stock and 111,825 shares of Magnum Series C preferred stock were issued to the Company. Therefore, the total consideration paid by Magnum to the Company for subsequent distribution to the Company's respective shareholders was 5,085,077 shares of restricted common stock and 111,825 shares of Series C preferred stock. The acquisition was recorded by Magnum under the "purchase method" of accounting, based upon the estimated value of the shares issued of $12,495,000. The operations of the Company have been consolidated with those of Magnum beginning on December 31, 1995.

     A vital part of the definitive agreement with Magnum is a provision for the liquidation of the Company upon formal shareholder approval of the agreement and the exchange of Magnum shares for existing Company shares. As a result, the

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

Company has changed its basis of accounting at and for periods subsequent to December 31, 1995 to the liquidation basis of accounting. In accordance with the liquidation basis of accounting, assets are to be restated to estimated net realizable value and liabilities are to be stated at their estimated settlement value. As the Company's only remaining asset is its investment in Magnum shares which are ultimately to be distributed to the Company's shareholders in exchange for existing shares of the Company, no liquidation basis adjustments to the Company's assets and liabilities were necessary at December 31, 1995.

     Since all of the Company's operating assets and liabilities were disposed of effective December 31, 1995, the Company's revenues and expenses for 1995 and 1994 have been netted and presented as discontinued operations. The Company's revenues and other operating information from its industry segments are presented in Note 10.

(4)  STATEMENTS OF CASH FLOWS:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The following disclosures provide supplemental information with respect to the Company's statements of cash flows:

                                                                                      For the Year Ended
                                                                                          December 31,
                  Non-Cash Investing and Financing Activities                       1995              1994
                  -------------------------------------------                       ----              ----
                  Oil and gas properties acquired in exchange for common stock  $     227,000       $      -
                                                                                =============       =========

                  Oil and gas properties acquired in exchange for note payable  $   1,125,000       $      -
                                                                                =============       =========

                  Net assets exchanged for stock of Magnum (including           $  12,495,000       $      -
                                                                                =============       =========
                     unrealized appreciation of $10,333,000)

                  Stock issued in settlement of liabilities                     $           -       $  60,000
                                                                                =============       =========
                  Other:
                  ------
                  Interest paid                                                 $     325,687       $  43,000
                                                                                =============       =========

(5)  ACQUISITIONS AND SALES OF PROPERTY:

     In 1995, the Company closed an acquisition of domestic producing oil and gas properties for $1.4 million. The purchase price was comprised of $1.2 million cash and $200,000 in restricted common stock of Hunter, valued at $.3875 per share. Additionally, the seller was granted a put option for the Company, which was personally guaranteed by the Company's President, to buy back the Hunter shares for $200,000 beginning March 31, 1996. The put option was assumed by Magnum in the combination with Hunter and in April 1996 the put option expired unexercised.

     During 1995, the Company acquired the remaining seventy-five percent (75%) ownership interest in an affiliated company from a joint venture partner. The purchase price of $1,075,000 consisted of i) $300,000 in cash, ii) $300,000 represented by 85,131 shares of restricted common stock of Magnum valued at $3.52 per share and iii) the assumption of existing bank indebtedness of $475,000. As additional consideration, 50,000 warrants to purchase common stock of Magnum were issued at exercise prices ranging from $4.00 to $4.50 per share.

     Also in 1995, the Company acquired producing oil and gas properties for $2,315,000 from a third party. The purchase price was comprised of $2,058,000 cash, funded by the Company's bank line of credit, and $257,000 represented by 64,176 shares of Magnum restricted common stock valued at $4.00 per share.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

     During 1995, the Company acquired producing oil and gas properties from a third party for approximately $4,229,000. The initial purchase price was comprised of $3,104,000 cash, funded by the Company's line of credit with a bank, and a note payable to the previous owner of the properties in the amount of $1,125,000 secured by 610,170 shares of Magnum restricted common stock.

     Additionally, in 1995 the Company acquired two unregulated gas gathering systems from a publicly held company. The total consideration was $1,000,000, funded substantially by the Company's line of credit with a bank.

     Including the Company's pro-rata interest in certain assets, the Company acquired oil and gas producing properties with proved reserves, as estimated by the Company's independent petroleum engineer during 1994 of approximately 32,000 barrels of oil and 1,389,000 MCF of natural gas (unaudited). The Company's costs of the property acquisitions were approximately $749,000 for 1994.

     The Company sold oil and gas properties with proved reserves, as estimated by the Company's independent petroleum engineer during 1994 of approximately 1,000 barrels of oil and 33,000 MCF of natural gas (unaudited). The net proceeds of approximately $23,000 was credited to oil and gas properties.

(6)   COMMITMENTS AND CONTINGENCIES:

      A subsidiary of the Company was a defendant in litigation brought by Oklahoma Gas & Electric Company against IOM Gas, Inc. ( IOM), now known as Hunter Gas Gathering, Inc., and another third party, a company controlled by the Company's former Chairman. A settlement agreement was executed in 1994 by the Company and $117,000 was charged to operations representing the legal costs associated with defending the Company's interest in the litigation.

   At December 31, 1995, the Company is involved in litigation proceedings arising in the normal course of business. The Company accrued $100,000 as of December 31, 1995 for potential legal expenses to be incurred in defending itself and ultimate settlement of the litigation. In the opinion of management, any additional liabilities resulting from such litigation would not have a material effect on the Company's financial condition. As a part of the combination with Magnum, any liability related to lawsuits was assumed by Magnum.

   The Company had an employment agreement with the President that required minimum monthly salary payments of $9,583 through December 31, 1994. The agreement may be terminated by the Company only with cause. The agreement automatically renews for successive one year periods unless terminated by either party. If the Company terminates the agreement, the President is entitled to a severance payment of $57,500.

   The Company had a non-cancelable lease agreement extending to November 1, 2001 on its corporate headquarters. In addition, the Company had a lease for office equipment which extended until 1998. Both lease agreements were assumed by Magnum in the combination with the Company. The Company incurred rental expense of $114,000 and $90,000 for the years ended December 31, 1995 and 1994, respectively.

(7)   RELATED PARTY TRANSACTIONS:

      On September 1, 1992, the Company entered into a Resignation Agreement (the "Agreement") with the then Chairman of the Company. The Agreement provided for a cash payment of $55,086 to the former Chairman in exchange for the cancellation of the former Chairman's employment agreement with the Company. Additionally, certain accounts receivable

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

due from the former Chairman and a corporation controlled by him, totaling $36,199 at August 31, 1992, have been recharacterized as a note receivable bearing interest at 8% per annum and maturing in a lump sum in December, 1995. The note is collateralized by a second mortgage against a gas gathering system and was acquired by Magnum in the combination with the Company.

      In connection with the combination with the Company, Magnum assumed a note receivable from a company affiliated with the President of the Company in the amount of $54,615 at December 31, 1995. This note bears interest at ten percent and is due on demand. Additionally, trade accounts receivable from this affiliated company were $51,346 at December 31, 1995.

   At December 31, 1995, the Company had unsecured accounts receivable from the President personally in the amount of $10,000 as of December 31, 1995, which amount has been subsequently repaid.

   The Vice Chairman of the Board has a Consulting and Advisory Agreement (the "Agreement") with the Company providing, among other things, for a compensation plan in connection with his capacity as Business Development Manager of the Company. The Agreement, which expires in September 1996, provides general
compensation   guidelines  to  be  considered  in  determining   fees  or  other
consideration that could be provided to the Vice Chairman for his role in arranging such transactions as oil and gas property acquisitions, mergers, the obtaining of management contracts or other business directly attributable to his efforts. Under the Agreement, Mr. Lutz provides his time and expertise without salary, but is provided with office space and certain expense reimbursements. The Agreement also provided for options to purchase 200,000 shares of restricted common stock of the Company for a period of five years at an exercise price of $0.1875 per share. During 1995, the Vice Chairman was granted options to purchase 100,000 shares of common stock at $.1875 per share over a five year period. Also, in 1995 the Vice Chairman exercised options to purchase 100,000 shares of common stock at $.1875 per share.

   At December 31, 1995, the Company had a Note Receivable with a balance of $120,758 from a minority owner in an affiliated limited liability company. The note provided for interest at ten percent and had a due date of December 31, 1995, which was extended to June 30, 1996. The note was acquired by Magnum in the combination with the Company.

(8)   EQUITY TRANSACTIONS AND STOCK OPTIONS:

      Upon the merger of Sunbelt Energy, Inc. with a subsidiary of the Company, the shareholders of Sunbelt received 5,585,000 shares of previously unissued and currently unregistered common stock of the Company and 270,397 shares of Class A, Series 1 preferred stock, designated as cumulative, convertible preferred stock (CCP Stock), no par value. The CCP Stock has voting rights of one vote per share and is entitled to preferred stock dividends accruing from the date of issuance and payable in common stock of the Company. At December 31, 1995 and 1994, preferred convertible dividends in arrears totaled $9,013 for each year in aggregate of $.38 and $.33 per common share, representing 23,478 and 26,928 shares of common stock, respectively. The CCP Stock can convert to common stock of the Company by multiplying the number of shares being converted by a fraction equal to $1.00 divided by the lesser of the average trading price of the common stock of the Company or the book value of the common stock, limited to 90% of the book value. The preferred stock is to be exchanged in the combination with Magnum.

     During 1990, the Board of Directors approved for each Director the option to purchase 100,000 shares over the next ten years at an option price of $.1875 per share. In 1990, the President was granted the option to purchase 250,000 shares through December, 1995 at an option price of $.1875 as consideration for his personal guarantee of the Company's indebtedness. Such option was extended until December 31, 1996. In 1995, certain existing directors were granted options to purchase 400,000 shares of common stock over a five year period at an option price of $.1875 per share. During 1994, no stock options to management and directors were exercised, however, 400,000 options were exercised by certain directors in 1995. As of December 31, 1995, 500,000 options remain exercisable by existing directors. As of December 31, 1995, 186,000 shares are available under the Company's Incentive Stock Option Plan (the "Plan). During 1994, stock options for 14,000 shares were issued and exercised under the Plan by certain former employees of the Company.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


   In July 1995, the Company borrowed $300,000 under a production payment obligation from a third party. As a part of the obligation, the Company also issued to the third party warrants for the purchase of 100,000 shares of common stock of the Company at $1.00 per share. The warrants have a five year term.

(9)   SIGNIFICANT CUSTOMERS:

      For the year ended December 31, 1995, no single customer accounted for ten percent or more of the Company's gross revenue. For 1994, two customers, Oryx Energy Company and Oklahoma Gas & Electric Company, accounted for 18 percent and 19 percent of gross revenue, respectively.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

(10) INDUSTRY SEGMENTS:

       The Company and its subsidiaries were engaged in energy consulting services, oil and gas production, and the gathering, transmission and marketing of natural gas until December 31, 1995 as described in Note 3. The following table sets forth information by industry segment for the years ended December 31, 1995 and 1994.



                                                             For the Years Ended
                                                                 December 31,
                                                             1995          1994
                                                             ----          ----
Operating revenues:
   Gas gathering                                        $    469,000    $   443,000
   Energy consulting                                         565,000      1,122,000
   Oil and gas production                                  1,625,000        581,000
                                                        ------------    -----------
                                                        $  2,659,000    $ 2,146,000
                                                        ============    ===========
Operating profit (loss):
   Gas gathering <F1>                                   $   (328,000)   $    61,000
   Energy consulting                                          30,000        383,000
   Oil and gas production                                    408,000         35,000
                                                        ------------    -----------
                                                             110,000        479,000
                                                        ------------    -----------
Depreciation, depletion and amortization
   Gas Gathering <F1>                                        383,000         44,000
   Energy consulting                                          81,000         85,000
   Oil and gas production                                    455,000        134,000
                                                        ------------    -----------
                                                             919,000        263,000
Other income (expense):
   Other income                                              281,000        184,000
   Interest income                                            27,000         26,000
   Interest expense                                         (298,000)       (46,000)
   General and administrative                               (802,000)      (630,000)
                                                        ------------    -----------
                                                            (792,000)      (464,000)

Income (loss) from discontinued operations              $   (682,000)   $    15,000
                                                        =============   ===========

Identifiable assets at end of  period:
   Gas gathering                                        $          -    $   476,000
   Energy consulting                                               -      1,348,000
   Oil and gas production                                          -      3,111,000
                                                        ------------    -----------
                                                        $          -    $ 4,935,000
                                                        ============    ===========
Capital expenditures during period
 (including capital leases and non-cash
   additions):
   Gas gathering                                        $  1,020,000    $     3,000
   Energy consulting                                          25,000         52,000
   Oil and gas production                                  9,587,000        784,000
                                                        ------------  -------------
                                                        $ 10,632,000    $   839,000
                                                        ============   ============

<F1> Includes a writedown to a pipeline of $338,000 in 1995.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
    SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

CAPITALIZED COSTS
- -----------------

   Capitalized costs and accumulated depreciation, depletion, amortization and impairment related to the Company's oil and gas properties, all of which were evaluated, were as follows:

                                                         At December 31,
                                                       1995          1994
                                                       ----          ----

Total evaluated capitalized costs                 $      -      $   6,874,000
Accumulated depreciation, depletion,
     amortization and impairment                         -         (4,354,000)
                                                  ------------  -------------
                                                  $      -      $    2,520,00
                                                  ============  =============


COST INCURRED
- -------------

   Costs incurred by the Company with respect to its oil and gas producing activities were as follows:

                                                      For the Years Ended
                                                          December 31,
                                                     1995              1994
                                                     ----              ----
Property acquisition costs:
   Proved Properties <F1>                         $  9,587,000  $     749,000
   Unproved Properties                                   -                 -
Exploration costs                                        -                 -
Development costs                                        -             35,000
                                                  ------------  -------------
                                                  $  9,587,000  $     784,000

<F1> 1995  includes  non-cash  additions  from issuance of stock of $228,000 and issuance of a note payable to a seller of $1,125,000.

   The amortization rates for capitalized property costs, determined on an overall basis under the unit-of-production method, were $3.54 per equivalent barrel in 1995 and $2.92 in 1994.

   RESULTS OF OIL AND GAS PRODUCING ACTIVITIES
   -------------------------------------------

                                                        For the Years Ended
                                                           December 31,
                                                      1995             1994
                                                      ----             ----
Revenues                                          $  1,625,000  $     581,000
Production costs, including severance
    and for ad valorem taxes                          (762,000)      (412,000)
Depreciation, depletion, amortization,
    and impairment                                    (455,000)      (134,000)
                                                  ------------  -------------
Results of operations for producing
    activities                                    $    408,000  $      35,000
                                                  ============  =============

                                      F-14

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


OIL AND GAS RESERVE INFORMATION
- -------------------------------
The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared primarily by an independent petroleum engineer in accordance and with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. The Company emphasizes that reserve estimates of new discoveries or undeveloped properties are more imprecise than those of producing oil and gas properties. Accordingly, reserve estimates are expected to change as future information becomes available. All of the Company's reserves are located onshore in the continental United States.

The following unaudited table sets forth proved oil and gas reserves at December 31, 1995 and 1994, together with the changes therein:


                                                                  Oil and Natural
                                                                  Condensate Gas
Proved developed and undeveloped reserves:                (BBLS)                (MCF)
                                                          ------                -----
          Balance at January 1, 1994                     519,000              2,063,000
                Revisions of previous estimates          604,000              (473,000)
                Sales of minerals in place                (1,000)               (33,000)
                Purchase of minerals in place             32,000              1,389,000
                Production                               (24,000)              (128,000)
                                                         -------               --------
          Balance at December 31, 1994                 1,130,000              2,810,000
                Revisions of previous estimates          761,000              1,828,000
                Sales of minerals in place            (3,122,000)           (10,973,000)
                Purchase of minerals in place          1,285,000              6,781,000
                Production                               (54,000)              (446,000)
                                                         -------               --------
           Balance at December 31, 1995                      -                      -
                                                         =======               ========


           Proved developed reserves at December 31:
                  1994                                   762,000              2,137,000
                                                         =======              =========
                  1995                                       -                     -
                                                         =======              =========

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

Standardized  Measure of  Discounted  Future Net Cash Flows  Relating  to Proved
Reserves:

   The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                                                     At December 31,
                                                               1995             1994
                                                               ----             ----
Future Cash Flows                                          $       -        $  21,706,000
Future Production Costs                                            -           (7,312,000)
Future Development Costs                                           -            1,953,000
                                                           ------------     -------------
Future Net Cash Flows, Before Income Tax                           -           12,441,000
Future Income Tax Expenses                                         -           (3,121,000)
                                                           ------------     -------------
Future Net Cash Flows                                              -            9,320,000
10% Discount to Reflect Timing of Net Cash Flows                   -           (3,355,000)
- --                                                         ------------     -------------
Standardized Measure of Discounted Future Net Cash Flows   $       -        $   5,965,000
                                                           ============     =============

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:



                                                                   For the Year Ended
                                                                      December 31,
                                                               1995              1994
                                                               ----              ----
Standardized measure, beginning of year                    $   5,965,000    $   2,479,000
Revisions:
       Net Change in sales price, net production costs         2,978,000         (238,000)
       Revisions of quantity estimates                         9,460,000        5,305,000
       Accretion of discount                                     597,000          248,000
       Changes in timing, future development and other        (4,622,000)      (1,277,000)
Purchases of reserves in-place                                14,895,000          840,000
Sales of reserves in-place                                   (30,508,000)          (5,000)
Sales, net of production costs                                  (863,000)        (169,000)
Net changes in income taxes                                    2,098,000       (1,218,000)
                                                               ---------       ----------
Standardized measure, end of year                          $       -        $   5,965,000
                                                           =============    =============

                                      F-16

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   P A R T III


Item 9.  Directors and Executive Officers of the Registrant.

   For information with regard to the Company's current executive officers,  see
Part I, Item 1, Business located in this document. The current directors of the Company (who serve for a term of one year and until their successors are appointed) together with certain information about them, are as follows:

         Name              Age      Director Since            Officer Since          Position
         ----              ---      --------------            -------------          --------
Gary C. Evans              38       December 1990             December 1990          Chairman, President, CEO,
                                                                                     Director

Matthew C. Lutz            62       September 1993            September 1993         Vice Chairman and Exploration and
                                                                                     Business Development Manager

Gerald W. Bolfing          67       August 1993                     N/A              Director

Oscar Lindemann            74       November 1995                   N/A              Director

James E. Upfield           75       August 1992                     N/A              Director

    Mr. Evans, age 38, Chairman, President and Chief Executive Officer of Hunter since September, 1992. Previously, President and Chief Operating Officer of Hunter from December, 1990 to September, 1992. Chairman and Chief Executive Officer of all of the Hunter's subsidiaries since their formation or acquisition. From 1981 to 1985, Mr. Evans was associated with the Mercantile Bank of Canada where he held various positions including Vice President and Manager of the Energy Division of the southwestern United States. As an oil and gas lending officer of a $4.5 billion Canadian bank, he initiated and managed an energy loan portfolio in excess of $125 million. From 1978 to 1981, he served in various capacities with National Bank of Commerce (now BancTexas) including its Credit Manager and Credit Officer. Mr. Evans serves on the Board of Directors of Digital Communications Technology Corporation, an American Stock Exchange listed Company. Mr. Evans was appointed President, Chief Executive Officer and a Director of Magnum Petroleum, Inc. in December 1995.

     Mr. Lutz, age 61, Vice Chairman and Exploration and Business Development Manager of Hunter since September 1993. From 1984 through 1992, Mr. Lutz was Senior Vice President of Exploration and on the Board of Directors of Enserch Exploration, Inc. with responsibility for the company's worldwide oil and gas exploration and development program. During his tenure, Enserch substantially increased its gas and oil reserves while having among the lowest reserve replacement costs in the industry. Prior to joining Enserch, Mr. Lutz spent twenty-eight years with Getty Oil Company. He advanced through several technical, supervisory and managerial positions which gave him various responsibilities including exploration, production, lease acquisition, administration and financial planning. Mr. Lutz played a major role in Getty's discoveries of reserves in the Onshore and Offshore United States. Mr. Lutz was appointed Vice Chairman and Business Development Manager of Magnum Petroleum, Inc. in December 1995.

     Mr. Bolfing, age 66, Director of Hunter since August 1993. He is an investor in the oil and gas business and a past officer of one of Hunter's former subsidiaries. From 1962 to 1980, Mr. Bolfing was a partner in Bolfing Food Stores of Waco, Texas. During this time, he also joined American Service Company in Atlanta, Georgia, from 1964 to 1965, and was active with Cable Advertising Systems, Inc. of Kerrville, Texas from 1978 to 1981. He joined the Company's former subsidiary which was engaged in the well servicing business in 1981 where he remained active until its divestiture in 1992. Mr. Bolfing was appointed as a Director of Magnum Petroleum, Inc. in December 1995.

     Mr. Lindemann, age 74, Director of Hunter since November, 1995. Mr. Lindemann has over forty years experience in the financial industry. Mr.
Lindemann began his banking career with the Texas Bank and Trust in Dallas, Texas in 1951. He served the bank until 1977 in many capacities, including Chief Executive Officer and Chairman of the Board. Since leaving Texas Bank and Trust, he has served as Vice Chairman of both the United National Bank and the National Bank of Commerce, also in Dallas. Over many years, he has played a key role as an innovator and consultant to the banking industry. He retired from active involvement in commercial banking in 1987. Mr. Lindemann is a former President of the Texas Bankers Association, and State representative to the American Bankers Association. He was a Founding Director and Board Member of VISA, and a member of the Reserve City Bankers Association. He has served as an instructor at both the Southwestern Graduate School of Banking at S.M.U. and the School of Banking of the South at L.S.U. He has also served as a faculty member for four years in the College of Business at the University of Texas in Austin teaching various banking subjects. Mr. Lindemann is active in the United Fund in Dallas. He has served as Treasurer of the American Red Cross, and Chairman of the Investment Committee of the American Lutheran Church. Mr. Lindemann was appointed as a Director of Magnum Petroleum, Inc. in December 1995.

     Mr. Upfield, age 74, Director of Hunter since August 1992. Mr. Upfield is Chairman of Temtex Industries, Inc. (NASDAQ - "TMTX") based in Dallas, Texas, a company that produces consumer hard goods, building materials and defense products for the U.S. Government. In 1969, Mr. Upfield served on a select Presidential Committee serving postal operations of the United States of America. He later accepted the responsibility for the Dallas region which encompassed the states of Texas and Louisiana. From 1959 to 1967, Mr. Upfield was President of Baifield Industries and its predecessor, a company he founded in 1949 which merged with Baifield in 1963. Baifield was engaged in prime Government contracts for military systems and sub-systems in the production of high strength-light weight metal products. In 1967, Baifield Industries, Inc. was acquired by Automatic Sprinkler Corporation of America, where Mr. Upfield remained until resigning in 1968 to pursue other business opportunities. Mr. Upfield was appointed as a Director of Magnum Petroleum, Inc. in December 1995.

Item 10.  Executive Compensation.

    Compensation which the Company paid for services in all capacities for the year ended December 31, 1995, to the executive officers of the Company is set forth as follows:

                                                    Long Term Compensation
                                    Annual Compensation                             Awards           Payouts
(a)                   (b)           (c)          (d)        (e) *            (f)            (g)      (h)           (i)
Name,                 Year          Salary       Bonus      Other                           Number
Principal                                                   Annual           Restricted     Options  LTP           All Other
Position                                                    Compensation     Stock          SARs     Payouts       Compensation
- -------------------------------------------------------------------------------------------------------------------------------
Gary C. Evans,        1995          $110,833     $50,000    $1,816             -           100,000     -             -
                                    ========     =======    ======
Chairman,
President, CEO        1994          $121,000        -0-     $6,959             -              -        -             -
                                    ========     =======    ======

                      1993          $113,500        -0-     $8,659             -              -        -             -
                                    ========     =======    ======


Matthew C. Lutz       1995          $ 21,000        -0-     $ -0-              -           100,000     -             -
                                    ========     =======    ======
Vice Chairman
                      1994          $ 37,225        -0-     $ -0-              -              -        -             -
                                    ========     =======    ======

                      1993          $    -0-        -0-     $ -0-              -              -        -             -
                                    ========     =======    ======

* Other Annual Compensation includes automobile allowances, payment for director meetings, and insurance benefits.

    Each outside director (non-officer) of the Company receives $250.00 plus expenses for attendance at each Board of Directors meeting. Each outside director elected prior to 1995 has previously been granted a stock option for the purchase in whole or in part of 100,000 shares of restricted common stock of the Company at a price of $0.1875 per share for a term of ten years from election date or ninety days after termination or resignation as a Director, whichever occurs first. During 1995, options to purchase 100,000 shares of common stock at $.1875 per share over a five year period were granted to each director. In addition, in 1995 certain directors exercised options previously granted to purchase 400,000 shares of common stock at $.1875 per share.

    The Chairman, President, and Chief Executive Officer has been granted stock options totalling 350,000 shares exercisable under terms and conditions similar to those granted to the outside directors. During 1995, the Chairman was granted options to purchase 100,000 shares of common stock at $.1875 per share over a five year period. Also, in 1995 the Chairman exercised options to purchase 100,000 shares of common stock at $.1875 per share.

    The Vice Chairman of the Board has a Consulting and Advisory Agreement (the "Agreement") with the Company providing, among other things, for a compensation plan in connection with his capacity as Business Development Manager of the Company. The Agreement, which expires in September 1996, provides general
compensation   guidelines  to  be  considered  in  determining   fees  or  other
consideration that could be provided to the Vice Chairman for his role in arranging such transactions as oil and gas property acquisitions, mergers, the obtaining of management contracts or other business directly attributable to his efforts. Under the Agreement, Mr. Lutz provides his time and expertise without a specific salary, but at the discretion of the CEO and the Board of Directors, Mr. Lutz may earn compensation related to his specific accomplishments and additionally is provided with office space and certain expense reimbursements. The Agreement also provided for options to purchase 200,000 shares of restricted common stock of the Company for a period of five years at an exercise price of $0.1875 per share. During 1995, the Vice Chairman was granted options to purchase 100,000 shares of common stock at $.1875 per share over a five year period. Also, in 1995 the Vice Chairman exercised options to purchase 100,000 shares of common stock at $.1875 per share.

    At the discretion of the President, all employees of the Company are eligible to receive options for the purchase of Common Stock under the Company's Incentive Stock Option Plan (the "Plan"). As of December 31, 1995, 186,000 share options were issued and 14,000 share options had been exercised under the Plan by certain former employees.

    The following tables present the options granted and exercised by executive officers during 1995:

                              Option Grants in 1995
                                Individual Grants

- ----------------------------------------------------------------------------------------------------------


     (a)                       (b)                     (c)                   (d)                  (e)
                                                 Percent of Total
                                                   Options/SARs
                             Options/               Granted to
                             SARs                  Employees in         Exercise or Base       Expiration
Name                         Granted (#)            Fiscal Year           Price ($/SH)            Date
- ---------------------        -----------         ----------------       ----------------       ----------
Gary C. Evans
Chairman, President &         100,000                   25%                  $.1875             4/27/2000
CEO
Matthew C. Lutz
Vice Chairman                 100,000                   25%                  $.1875             4/27/2000
- ----------------------------------------------------------------------------------------------------------

          Option Exercises in 1995 and December 31, 1995 Option Values

- ------------------------------------------------------------------------------------------------------------
   (a)                            (b)                   (c)                  (d)                    (e)
                                                                                                  Value of
                                                                            Number of           Unexercised
                                                                           Unexercised          In-the-Money
                                                                         Options/SARs at      Options/SARs at
                                                                            FY-End (#)           FY End ($)

                             Shares Acquired                               Exercisable/         Exercisable/
Name                         on Exercise (#)       Value Realized ($)     Unexercisable        Unexercisable
- ------------------------------------------------------------------------------------------------------------
Gary C. Evans
Chairman, President &          100,000                 $18,750               350,000              $65,625
CEO

Matthew C. Lutz
Vice Chairman                  100,000                 $18,750               200,000              $37,500

                                       24

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

PRINCIPAL SHAREHOLDERS
- ----------------------
    The following table sets forth certain information reflecting the holdings of each shareholder who was known to the Company to be the beneficial owner, as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of five percent (5%) or more of the Common Stock or Preferred Stock of the Company as of March 31, 1996. Unless otherwise indicated, each of the persons or entities named below as beneficially owning the shares set forth opposite his or its name has sole voting power and sole investment power with respect to such shares, and the shares are directly owned.

Name and Address of                 Amount and Nature of                  Percentage of
Beneficial Owner                    Beneficial Ownership              Outstanding Shares (2)
Gary C. Evans                      5,647,759    Shares (1)                 29.1%
600 East Las Colinas Blvd.            90,133    Preferred Shares (3)      100.0%
Suite 1200
Irving, Texas 75039

Jesse G. Edwards                   1,537,261    Shares (4)                  7.9%
1890 Valley View Lane
Tyler, Texas  75703

Gerald W. Bolfing                  1,360,794    Shares (6)                  7.0%
3613 Rockyledge
Waco, TX  76708

SECURITY OWNERSHIP OF MANAGEMENT
- --------------------------------
    The following table sets forth certain information with respect to the Common Stock and Preferred Stock of the Company beneficially owned by each director and nominee for director of the Company, and by all directors and officers as a group as of March 31, 1996. Unless otherwise indicated, each of the persons named below as beneficially owning the shares set forth opposite his or its name has sole voting power and sole investment power with respect to such shares, and the shares are directly owned.

                                                            Percentage
    Name of            Amount and Nature of                of Outstanding
Beneficial Owner       Beneficial Ownership                  Shares (%)
- ----------------       --------------------                  ----------
Gary C. Evans          5,647,759  Shares (1)                   29.1%
                          90,133  Pref. Shares (3)            100.0%
Matthew C. Lutz          500,000  Shares (5)                    2.6%
Oscar Lindemann             -        -                          -
Gerald W. Bolfing      1,360,794  Shares (6)                    7.0%
James E. Upfield         210,000  Shares (6)                    1.1%
Steven P. Smart            5,000  Shares                        Nil

Directors and Officers 7,723,553  Shares                       39.8%
   as a Group             90,133  Pref. Shares (3)            100.0%


(1) Includes i) 5,180,686 shares directly owned; ii) 350,000 shares underlying stock options; and iii) 66,667 shares held by a company controlled by Mr. Evans' wife.

(2) Outstanding shares for the purpose of calculating this percentage do not include shares held by or for the account of the Company, but include shares which can be acquired within sixty days by the exercise of stock options or conversion rights.

(3) Mr. Evans is the owner of all of the outstanding Preferred Stock of the Company with such stock being entitled to one vote per share. The Board of Directors of the Company holds a proxy to vote Mr. Evans' Preferred Stock.

(4)  Includes 30,000 shares held in the name of Mr. Edwards' wife.

(5)  Includes 200,000 shares underlying stock options.

(6)  Includes 100,000 shares underlying stock options.

Item 12.  Certain Relationships and Related Transactions.

    In connection with the combination with the Company, Magnum assumed a note receivable from a company affiliated with the President of the Company in the amount of $54,615 at December 31, 1995. This note bears interest at ten percent and is due on demand. Additionally, trade accounts receivable from this affiliated company were $51,346 at December 31, 1995.

    At December 31, 1995 , the Company had unsecured accounts receivable from the President personally in the amount of $10,000 as of December 31, 1995, which amount has been subsequently repaid.

    At December 31, 1995, the Company had a Note Receivable with a balance of $120,758 from an owner in an affiliated limited liability company. The note provided for interest at ten percent and had a due date of December 31, 1995, which was extended to June 30, 1996. The note was acquired by Magnum in the combination with the Company.

                                   P A R T IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A.  (1) and (2).   The financial statements are listed on the index appearing in
                   Part II, Item 7.

    (3).           The following exhibits are filed as part of this Form 10-KSB.

    Exhibit No.                                          Document
       3   Articles of Incorporation and By-Laws

          --- Articles of Amendment dated July 6, 1982 (incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1982.)

          --- Articles of Amendment dated July 20, 1984 (incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1984.)

          --- Statement Affecting Class of Series of Shares, dated August 1, 1984 (incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1984.)

          --- Bylaws (incorporated by reference to Registrant's registration statement on Form S-14, File No. 2-78673.)

          --- Articles of Amendment dated September 21, 1990 (incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1990.)

          --- Statement Affecting Class or Series of Shares dated December 28, 1990 (incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1990.)

          --- Board Resolution amending Article III, Sections 3-1 and 4-1 of the By-Laws of the Corporation dated December 21, 1990, which is set forth as an exhibit hereto.

      10   Material Contracts

          --- Agreement and Plan of Reorganization and Merger, by and between Sunbelt Energy, Inc. and IOM Exploration and Production, Inc., a wholly-owned subsidiary of the Corporation, dated December 21, 1990 (incorporated by reference to Registrant's Current Report on Form 8-K filed in the fourth quarter 1990.)

          --- Agreement and Plan of Reorganization and Plan of Liquidation (incorporated by reference to Registrant's Current Report on Form 8-K/A filed on October 3, 1995).

          --- Amendment to Agreement and Plan of Reorganization and Plan of Liquidation (incorporated by reference to Current Report on Form 8-K/A filed March 20, 1996).

      22   Subsidiaries of the Registrant

          --- Subsidiaries of Registrant which is set forth as an exhibit hereto.

B.    Reports on Form 8-K.

   Item No.     Items Reported          F/S Included            Date of Event        Date Filed
   --------     --------------          ------------            -------------        ----------
      2         Acquisition of Assets                           October 25, 1995     November 6, 1995, amended January 8, 1996

      7         Financial Statements    Schedule of Financial
                                        Statements Attached
   ---------

      2         Acquisition of Assets                           November 9, 1995     November 21, 1995, amended January 24, 1996

      7         Financial Statements    Schedule of Financial
                                        Statements Attached


                        SCHEDULE OF FINANCIAL STATEMENTS


I.    Form 8-K/A filed January 8, 1996

(a)   Financial Statements of the Properties Acquired:

          Independent Auditor's Report
          Historical  Summary of Revenue and Direct  Operating  Expenses for the
               Year  Ending  December  31,  1994  and  the  Nine  Months  Ending
               September 30, 1995
          Notesto Historical Summary of Revenues and Direct Operating Expenses for the Year Ending December 31, 1994 and the Nine Months Ending
               September 30, 1995

(b)   Pro forma financial information:

          Pro Forma Consolidated Financial Information (unaudited)
          Pro  Forma Consolidated  Balance Sheet (unaudited) as of September 30,
               1995
          Pro Forma Consolidated Statement of Operations (unaudited)
               For the Twelve Months Ended December 31, 1994
          Pro Forma Consolidated Statement of Operations (unaudited)
               For the Nine Months Ended September 30, 1995
          Notes to Unaudited Pro Forma Consolidated Financial Statements

(c)   Exhibits:

          Agreement to Acquire Assets


II.   Form 8-K/A filed January 24, 1996

(a)   Financial Statements of the Properties Acquired:

          Independent Auditor's Report
          Historical  Summary of Revenue and Direct  Operating  Expenses for the
               Year  Ending  December  31,  1994  and  the  Nine  Months  Ending
               September 30, 1995
          Notes to Historical Summary of Revenues and Direct Operating Expenses for the Year Ending December 31, 1994 and the Nine Months Ending
               September 30, 1995

(b)   Pro forma financial information:

          Pro Forma Consolidated Financial Information (unaudited)
          Pro  Forma Consolidated  Balance Sheet (unaudited) as of September 30,
               1995
          Pro Forma Consolidated Statement of Operations (unaudited)
               For the Twelve Months Ended December 31, 1994
          Pro Forma Consolidated Statement of Operations (unaudited)
               For the Nine Months Ended September 30, 1995
          Notes to Unaudited Pro Forma Consolidated Financial Statements

(c)   Exhibits:

          Agreement to Acquire Assets





                                   SIGNATURES

      Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HUNTER RESOURCES, INC.
                                         (Registrant)


                                         BY: /s/ Gary C. Evans
                                         Gary C. Evans, Chairman, President, CEO
Dated:   May 1, 1996


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Signature               Title                                  Date


/s/ Gary C. Evans                                                    May 1, 1996
Gary C. Evans                    Chairman, President,
                                 Chief Executive Officer
                                 and Director

/s/ Matthew C.  Lutz
Matthew C. Lutz                  Vice Chairman and                   May 1, 1996
                                 Director

/s/ Gerald W. Bolfing
Gerald W. Bolfing                Director                            May 1, 1996


/s/ James E. Upfield
James E. Upfield                 Director                            May 1, 1996


/s/ Oscar C. Lindemann
Oscar C. Lindemann               Director                            May 1, 1996


/s/ William C. Jones
William C. Jones                 Secretary                           May 1, 1996


/s/ Steven P. Smart
Steven P. Smart                  Senior Vice President and           May 1, 1996
                                 Chief Financial Officer

/s/ David M. Keglovits
David M. Keglovits               Principal Accounting Officer        May 1, 1996
                                 and Assistant Secretary




                                   EXHIBIT 22

                           Subsidiaries of Registrant


Gruy Petroleum Management Company

Hunter Butcher International Limited Liability Company, a Wyoming limited liability company

Hunter Gas Gathering, Inc. (formerly IOM Gas, Inc.)

Inesco Corporation

Magnum Hunter Production, Inc.

Midland Hunter Petroleum Limited Liability Company, a Wyoming limited liability company

SPL Gas Marketing, Inc.




