Form 10QSB
period 1996-03-31
HUNTER RESOURCES INC
filed 1996-06-06
CIK 31063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

            [X ]    Quarterly   Report  Under  Section  13  OR  15  (d)  of  the
                    Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1996

                                       or



            [  ]    Transition  Report  Pursuant  to  Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

             For the transition period from __________ to __________

                           Commission File No. 1-1705

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






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]      No [ ]


     As of May 1, 1996, the Registrant had issued and outstanding 18,454,261 shares of Common Stock, Par Value $.10 Per Share.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The financial  statements of Hunter Resources Inc.  ("Hunter")  required by
Item 310(b) of Regulation S-B follow Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Hunter's consolidated financial statements and the notes associated with them contained in its Form 10-KSB for the year ended December 31, 1995. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by management of Magnum.

     On July 21, 1995, Magnum Petroleum, Inc. ("Magnum") closed a definitive agreement to combine (the "Business Combination") with Hunter subject to Hunter shareholder approval. Pursuant to the definitive agreement, Magnum issued to Hunter 2,750,000 shares of newly issued Magnum restricted common stock in exchange for substantially all of the assets of Hunter subject to its associated liabilities. Hunter's assets primarily consisted of stock in wholly-owned subsidiaries and stock ownership interests in limited liability companies ("Hunter Subsidiaries").

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

     As stated, the amended agreement was executed by Hunter shareholders owning in excess of fifty percent (50%) of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter. According to Pennsylvania law, Hunter shareholders have no dissenter rights. However, Hunter is required to distribute an Information Statement and hold a special meeting of its shareholders to formally approve the agreement. Subsequent to the Business Combination, Magnum has conducted its oil and gas operations and energy related acquisitions in conjunction with the Hunter Subsidiaries. Existing management of Hunter has taken over all day to day operations of Magnum. Acquisitions completed by Magnum and Hunter after the initial agreement were completed by Magnum Hunter Production, Inc. ("Magnum Hunter"), a Hunter Subsidiary. Hunter and its subsidiaries were consolidated into Magnum's financial statements beginning December 31, 1995, so no operating assets and liabilities are included in Hunter's balance sheet as of March 31, 1996. Hunter's balance sheet at that date is presented as a "statement of net assets in liquidation" because the only asset is the investment in Magnum shares, which will ultimately be distributed to Hunter shareholders.


Results of Operations.
- ----------------------

     A vital part of the definitive agreement for the Business Combination with Magnum is a provision for the liquidation of Hunter upon formal shareholder approval of the definitive agreement and the exchange of Magnum shares for outstanding Hunter shares. As a result, Hunter has changed its basis of accounting at and for periods subsequent to December 31, 1995 to the liquidation basis of accounting, assets are to be restated to estimated net realizable value and liabilities are to be stated at their estimated settlement value. As Hunter's only remaining asset is its investment in Magnum shares which are ultimately to be distributed to Hunter's shareholders in exchange for existing shares of Hunter, no liquidation basis adjustments to Hunter's assets and liabilities were necessary at March 31, 1996.

     Since all of Hunter's operating assets and liabilities were disposed of effective December 31, 1995, Hunter's revenues and expenses for the first quarter of 1995 have been netted and presented as discontinued operations. As stated above, Hunter transferred all of its assets to Magnum in the Business Combination. Further, the terms of the Business Combination provided for Magnum's assumption of any expenses of Hunter incurred through Hunter's liquidation date. Accordingly, Hunter's statement of operations for the first quarter of 1996 included no revenues or expenses. It is anticipated Hunter will not report any revenues or expenses for any subsequent periods until liquidation.

Liquidity and Capital Resources
- -------------------------------

     As discussed above, Hunter's capital stock ownership in subsidiaries and limited liability companies were acquired by Magnum effective December 22, 1995. Therefore, the Business Combination with Magnum left Hunter with no income producing assets. Hunter's planned liquidation should occur in 1996. Any required sources of funds to that date will be provided by Magnum as a part of the Business Combination.

                             HUNTER RESOURCES, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 MARCH 31, 1996


                                   ASSETS
                                   ------
Investment in securities, at estimated market value                 $    12,495,000
Less deferred gain                                                      (10,333,000)
                                                                        -----------
     Net investments in securities                                        2,162,000
                                                                          ---------

Total Assets                                                        $     2,162,000
                                                                    ===============


                            STOCKHOLDERS' EQUITY
                            --------------------

Stockholders' Equity:
Preferred stock, no par value: 1,000,000 shares authorized
   for each Class A,B,C; 90,000 shares                              $        90,000
   (Class A, Series 1) issued and outstanding

Common Stock, $.10 par value; 100,000,000 shares authorized;
   18,454,000 shares issued and outstanding                               1,845,000

Additional paid-in capital                                                1,834,000

Accumulated (deficit)                                                    (1,397,000)
                                                                         ----------
                                                                          2,372,000

Treasury stock and put option                                              (210,000)
                                                                           --------
Total Stockholders' Equity                                          $     2,162,000
                                                                    ===============


        The accompanying notes are an integral part of these statements.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended
                                                                  March 31,
                                                          1996               1995
                                                          ----               ----
DISCONTINUED OPERATIONS
    Income (loss) from operations                     $         -        $     6,000
                                                      -----------        -----------

NET INCOME (LOSS)                                               -              6,000

PREFERRED DIVIDENDS                                             -                  -
                                                      -----------        -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK          $         -        $     6,000
                                                      ===========        ===========

NET INCOME (LOSS) PER SHARE                           $         -        $      *
                                                      ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                    18,454,261         17,450,000
                                                      ===========        ===========



       * Less than $.01 per share.





         The accompanying notes are an integral part of these statements

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                             1996                   1995
                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                              $            -         $         6,000
         Adjustments to reconcile net income to net cash
            provided by operating activities:
             (Gain)/loss on sale of assets                                           -                 (27,000)
             Depreciation, depletion, amortization, and impairment                   -                  68,000
             Reversal of allowances and payables                                     -                 (24,000)
             Change in assets and liabilities
                (Increase) decrease in notes and accounts
                    receivables, trade and affiliates                                -                 (96,000)
                (Increase) decrease in other current assets                          -                  (7,000)
                Increase (decrease) in accounts payable,
                    accrued liabilities and suspended revenue                        -                  88,000
                                                                        --------------         ---------------
          Total adjustments                                                          -                   2,000
                                                                        --------------         ---------------

CASH PROVIDED BY OPERATING ACTIVITIES                                                -                   8,000
                                                                        --------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of property and equipment                                -                  28,000
         Additions to property and equipment                                         -              (1,240,000)
         Increase (decrease) in long-term accounts receivable,
             trade and affiliate                                                     -                   6,000
                                                                        --------------         ---------------

NET CASH USED FOR INVESTING ACTIVITIES                                               -              (1,206,000)
                                                                        --------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                -               2,560,000
         Increase (decrease) in other liabilities                                    -                  45,000
         Payments on long-term debt                                                  -              (1,382,000)
                                                                        --------------         ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            -               1,223,000
                                                                        --------------         ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 -                  25,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       -                  25,000
                                                                        --------------         ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $            -         $        50,000
                                                                        ==============         ===============


        The accompanying notes are an integral part of these statements.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1996

(1)  MANAGEMENT'S REPRESENTATION

The statement of net assets in liquidation as of March 31, 1996, the consolidated statements of operations for the three month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three month periods then ended are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary have been made to present fairly the financial position, results of operations and changes in cash flows for the interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1995 annual report on Form 10-KSB for Hunter Resources, Inc. ( "Hunter").

The accompanying 1995 consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries at the time. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items have been reclassified to conform with the current presentation.

                                   P A R T II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     NONE

Item 2.  Changes in Securities.

     NONE

Item 3.  Defaults Upon Senior Securities.

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

     NONE

Item 5.  Other Information.

     NONE

Item 6.  Exhibits and Reports on Form 8-K.


(a) Reports on Form 8-K


 Item No.        Items Reported                          F/S Included          Date of Event                   Date Filed
 --------        --------------                          ------------          -------------                   ----------
     2          Acquisition of Assets                                         October 25, 1995          November 6, 1995, amended
                                                                                                        January 8, 1996

     7          Financial Statements               Schedule of Financial
                                                   Statements Attached
- -------
     2          Acquisition of Assets                                         November 9, 1995          November 21, 1995, amended
                                                                                                        January 14, 1996

     7          Financial Statements               Schedule of Financial
                                                   Statements Attached
- -------
     2          Closing of agreement to combine    N/A                        July 21, 1995             August 5, 1995, amended
                and liquidate                                                                           March 21, 1996


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

      (b)  Pro Forma Financial Information:

               Pro Forma Consolidated Financial Information (unaudited)

               Pro Forma Consolidated Balance Sheet (unaudited) as of September 30, 1995

               Pro Forma Consolidated Statement of Oeprations (unaudited) for the Twelve Months Ended December 31, 1994

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


                                            HUNTER RESOURCES, INC.
                                            (Registrant)

                                   By:      /s/ Gary C. Evans
                                            Gary C. Evans, President

                                   Date:    June 5, 1996



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name and Signature                 Title                             Date



                             Chairman, President
/s/ Gary C. Evans            Chief Executive Officer,
Gary C. Evans                and Director                         June 5, 1996


                             Senior Vice President and
/s/ Steven P. Smart          Chief Financial Officer              June 5, 1996
- -------------------
Steven P. Smart


                             Vice President and
/s/ David M. Keglovits       Principal Accounting Officer         June 5, 1996
- ----------------------
David M. Keglovits