Form 10QSB
period 1996-06-30
HUNTER RESOURCES INC
filed 1996-08-21
CIK 31063

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




       X         Quarterly Report Under Section 13 OR 15 (d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or


                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the transition period from _____ to ____


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



                                 X

                                Yes           No


          As of August 1, 1996, the Registrant had issued and outstanding 18,454,261 shares of Common Stock, Par Value $.10 Per Share.

- --------------------------------------------------------------------------------


================================================================================

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

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

     On July 21, 1995, Magnum Petroleum, Inc. ("Magnum") executed a definitive agreement to combine with Hunter (the "Business Combination") subject to Hunter shareholder approval. Pursuant to the definitive agreement, Magnum issued to Hunter 2,750,000 shares of newly issued Magnum restricted common stock in exchange for substantially all of the assets of Hunter subject to its associated liabilities. Hunter's assets primarily consisted of stock in wholly-owned subsidiaries and stock ownership interests in limited liability companies ("Hunter Subsidiaries").

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

     As stated, the amended agreement was executed by Hunter shareholders owning in excess of fifty percent (50%) of the outstanding common stock of Hunter and one hundred percent (100%) of the outstanding preferred stock of Hunter. According to Pennsylvania law, Hunter shareholders have no dissenter rights. However, Hunter is required to distribute an Information Statement and hold a special meeting of its shareholders to formally approve the agreement. Subsequent to the Business Combination, Magnum has conducted its oil and gas operations and energy related acquisitions in conjunction with the Hunter Subsidiaries. Existing management of Hunter has taken over all day to day operations of Magnum. Acquisitions completed by Magnum and Hunter after the initial agreement were predominately completed by Magnum Hunter Production, Inc. ("Magnum Hunter"), a Hunter Subsidiary. Hunter and its subsidiaries were consolidated into Magnum's financial statements beginning December 31, 1995, so no operating assets and liabilities are included in Hunter's balance sheet as of June 30, 1996. Hunter's balance sheet at that date is presented as a "Statement of Net Assets in Liquidation" because the only asset is the investment in Magnum shares, which will ultimately be distributed to Hunter shareholders.

     In conjunction with Hunter's acquisition of certain oil and gas properties in 1995, the seller was granted a put option for the Company to buy back for $200,000 certain Hunter common shares issued in the acquisition. In April 1996, the put option expired unexercised.

RESULTS OF OPERATIONS.

     A vital part of the definitive agreement for the Business Combination with Magnum is a provision for the liquidation of Hunter upon formal shareholder approval of the definitive agreement and the exchange of Magnum shares for all outstanding Hunter securities. As a result, Hunter has changed its basis of accounting at and for periods subsequent to December 31, 1995 to the liquidation basis of accounting. Under this accounting method, assets are to be restated to estimated net realizable value and liabilities are to be stated at their estimated settlement value. As Hunter's only remaining asset is its investment in Magnum shares which are to be ultimately distributed to Hunter's shareholders in exchange for existing shares of Hunter, no liquidation basis adjustments to Hunter's assets and liabilities were necessary at June 30, 1996.

     Since all of Hunter's operating assets and liabilities were disposed of effective December 31, 1995, Hunter's revenues and expenses for the first quarter of 1995 have been netted and presented as discontinued operations. As stated above, Hunter transferred all of its assets to Magnum in the Business Combination. Further, the terms of the Business Combination provided for Magnum's assumption of any expenses of Hunter incurred through Hunter's liquidation date. Accordingly, Hunter's statement of operations for the second quarter and six months ended June 30, 1996 included no revenues or expenses. It is anticipated Hunter will not report any revenues or expenses for any subsequent periods until liquidation.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed above, Hunter's capital stock ownership in wholly-owned subsidiaries and limited liability companies controlled by it were acquired by Magnum effective December 22, 1995. Therefore, the Business Combination with Magnum left Hunter with no income producing assets. Hunter's planned liquidation should occur prior to the end of the fiscal year ended 1996. Any required sources of funds to that date will be provided by Magnum as a part of the Business Combination.

                             HUNTER RESOURCES, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  JUNE 30, 1996




                                   ASSETS
                                   ------
Investment in securities, at estimated market value          $       12,495,000
Less deferred gain                                                  (10,133,000)
                                                             -------------------
     Net investments in securities                                    2,362,000
                                                             -------------------
Total Assets                                                 $        2,362,000
                                                             ===================





                              STOCKHOLDERS' EQUITY

Stockholders' Equity:
Preferred stock, no par value: 1,000,000 shares authorized
   for each Class A,B,C;   90,000 shares
   (Class A, Series 1) issued and outstanding                $           90,000

Common Stock, $.10 par value; 100,000,000 shares authorized;
   18,454,000 shares issued and outstanding                           1,845,000
Additional paid-in capital                                            1,834,000
Accumulated (deficit)                                                (1,397,000)
                                                             -------------------
                                                                      2,372,000

Treasury stock                                                          (10,000)
                                                             -------------------
Total Stockholders' Equity                                   $        2,362,000
                                                             ===================














        The accompanying notes are an integral part of these statements.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three Months Ended       For the Six Months Ended
                                                          March 31,                      June 30,


                                                     1996              1995          1996              1995
                                                 ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS
    Income (loss) from operations                $     -         $      6,000    $    -          $      9,000
                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                      -                6,000         -                 9,000

PREFERRED DIVIDENDS                                    -                 -            -                  -
                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK     $     -         $      6,000         -          $      9,000
                                                 ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE                      $     -         $       *            -          $       *
                                                 ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                18,454,261      17,450,000      18,454,261      17,728,000
                                                 ============    ============    ============    ============



       * Less than $.01 per share.













         The accompanying notes are an integral part of these statements

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                              June 30,

                                                                       1996              1995
                                                                  --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                        $      -          $        9,000
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        (Gain)/loss on sale of assets                                    -                 (27,000)
        Depreciation, depletion, amortization, and impairment            -                 176,000
        Reversal of allowances and payables                              -                 (63,000)
        Change in assets and liabilities
           (Increase) decrease in notes and accounts
               receivables, trade and affiliates                         -                (146,000)
           (Increase) decrease in other current assets                   -                 (24,000)
           Increase (decrease) in accounts payable,
               accrued liabilities and suspended revenue                 -                 364,000
                                                                  --------------    ---------------
   Total adjustments                                                     -                 280,000
                                                                  --------------    ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                -                 289,000
                                                                  --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment                          -                  43,000
   Additions to property and equipment                                   -              (1,574,000)
   Increase (decrease) in long-term accounts receivable,
        trade and affiliate                                              -                  14,000
                                                                  --------------    ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                   -              (1,517,000)
                                                                  --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          -               2,604,000
   Increase (decrease) in other liabilities                              -                 367,000
   Payments on long-term debt                                            -              (1,535,000)
   Proceeds from sale of common stock                                    -                  38,000
                                                                  --------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                -               1,474,000
                                                                  --------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     -                 246,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           -                  25,000
                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $      -          $      271,000
                                                                  ==============    ===============










        The accompanying notes are an integral part of these statements.

                     HUNTER RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

(1)      MANAGEMENT'S REPRESENTATION

The statement of net assets in liquidation as of June 30, 1996, the consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six month periods then ended are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and changes in cash flows for the interim periods.

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

(2)      RECENT EVENTS

In conjunction with Hunter's acquisition of certain oil and gas properties in 1995, the seller was granted a put option for the Company to buy back for $200,000 certain Hunter common shares issued in the acquisition. In April 1996, the put option expired unexercised.

                                   P A R T II

                                OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

NONE

Item 2.  Changes in Securities.
- -------------------------------

NONE

Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

NONE

Item 5.  Other Information.
- ---------------------------

NONE

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

NONE

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HUNTER RESOURCES, INC.
                                  (Registrant)


                              By:   /s/ Gary C. Evans
                                    ------------------------
                                    Gary C. Evans, President

                              Date: August 20, 1996



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Name and Signature                    Title                    Date




/s/ Gary C. Evans             Chairman, President
- ----------------------------  Chief Executive Officer,
Gary C. Evans                 and Director                      August 20, 1996



/s/ Steven P. Smart           Senior Vice President and
- ----------------------------- Chief Financial Officer           August 20, 1996
Steven P. Smart



/s/ David M. Keglovits        Vice President and
- ----------------------------- Principal Accounting Officer      August 20, 1996
David M. Keglovits